Form 10-Q
period 2008-11-30
Easy CD Yearbook Inc
filed 2008-12-30
CIK 1436089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2008

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 000-53448


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

                          Telephone: +1 (702) 441-0703
              (Registrant's telephone number, including area code)

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

There were 7,386,400 shares of common stock, $0.0001 par value per share, outstanding on December 30, 2008.

                             EASY CD YEARBOOK, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                     FOR THE PERIOD ENDING NOVEMBER 30, 2008

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)...................................  3

     Balance Sheet.........................................................  3

     Statements of Operations..............................................  4

     Statements of Stockholders' Equity....................................  5

     Statements of Cash Flows..............................................  6

     Notes to Financial Statements.........................................  7

Item 2: Management's Discussion and Analysis Or Plan of Operation..........  8

Item 3: Quantitative and Qualitative Disclosures about Market Risk.........  9

Item 4: Controls and Procedures............................................  9

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings.................................................. 11

Item 1A: Risk Factors...................................................... 11

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds........ 11

Item 3: Defaults Upon Senior Securities.................................... 11

Item 4: Submission of Matters to a Vote of Security Holders................ 11

Item 5: Other Information.................................................. 11

Item 6: Exhibits........................................................... 11

Signatures................................................................. 12

References in this Form 10-Q to "we", "us", "our", the "Company" and "Easy CD" refers to Easy CD Yearbook, Inc. unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                       November 30,         May 31,
                                                                          2008               2008
                                                                        --------           --------
                                                                      (unaudited)          (audited)
                                                                                           (restated)
ASSETS

Current Assets
  Cash                                                                  $ 11,185           $ 46,705
                                                                        --------           --------

      Total Current Assets                                              $ 11,185           $ 46,705
                                                                        ========           ========
Fixed Assets
  Website, net of accumulated amortization                              $  5,598           $  1,241
                                                                        --------           --------

Total Assets                                                            $ 16,783           $ 47,946
                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Stock Subscription Received not yet accepted                          $     --           $     --
                                                                        --------           --------
      Total current liabilities                                         $     --           $     --
                                                                        --------           --------

Total liabilities                                                       $     --           $     --
                                                                        --------           --------
Stockholders' Equity
  Preferred Stock, authorized 50,000,000 shares, par value $0.0001
  Common Stock, authorized 100,000,000 shares, par value $0.0001
    Issued and outstanding on December 30, 2008 is 7,386,400                 739                739
  Paid in Capital                                                         51,902             51,902
  Deficit Accumulated During the
  Development Stage                                                      (35,858)            (4,695)
                                                                        --------           --------

      Total Stockholders' Equity                                          16,783             47,946
                                                                        --------           --------

Total Liabilities and Stockholders' Equity                              $ 16,783           $ 47,946
                                                                        ========           ========


    The accompanying notes are an integral part of these financial statements

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                        Three Month Ended                 Six Month Ended            27 June 2006
                                   ----------------------------     ----------------------------    (Inception) To
                                   November 30,    November 30,     November 30,    November 30,      November 30,
                                      2008            2007             2008            2007              2008
                                   ----------      ----------       ----------      ----------        ----------
Revenue                            $       --      $       --       $       --      $       --        $       --

Expenses
  Depreciation and amortization           523              --              643              --               678
  Consulting                               --              --           15,000              --            17,000
  General and Administrative              421              12              621              12             1,578
  Professional Fees                     1,250              --           12,187              --            13,229
  Organization                             --              --               --              --               187
  Filing Fees                           1,210              --            2,212              --             2,687
  Transfer Agent                           --              --              500              --               500
                                   ----------      ----------       ----------      ----------        ----------

Loss before income taxes                3,404              12           31,163              12            35,858
                                   ----------      ----------       ----------      ----------        ----------
Provision for Income Taxes                 --              --               --              --                --
                                   ----------      ----------       ----------      ----------        ----------

Net (Loss)                         $   (3,404)     $      (12)      $  (31,163)     $      (12)       $  (35,858)
                                   ==========      ==========       ==========      ==========        ==========

Basic and Diluted
  (Loss) per Common Shares                  a               a                a               a                 a
                                   ----------      ----------       ----------      ----------        ----------
Weighted Average
 Number of Common Shares            6,131,552       5,500,000        6,131,552       5,500,000         6,131,552
                                   ----------      ----------       ----------      ----------        ----------

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (unaudited)

                                          Common Stock
                                       ------------------     Paid in                Accumulated      Total
                                       Shares      Amount     Capital     Warrants     Deficit       Equity
                                       ------      ------     -------     --------     -------       ------
                                          #           $          $            $           $             $
Inception June 27, 2006

Common stock issued  to Directors     5,500,000      550       4,931           --                      5,481
For cash June 27, 2006 @$0.001               --
per share

Net loss for the year                                                                   (1,664)       (1,664)
                                     ----------   ------     -------       ------     --------      --------
Balance, May 31, 2007                 5,500,000      550       4,931           --       (1,664)        3,817

Private placement closed on
March 31 @ 0.025 per share            1,886,400      189      46,971                                  47,160

Net loss for the year                                                                   (3,031)       (3,031)
                                     ----------   ------     -------       ------     --------      --------
Balance, May 31, 2008                 7,386,400      739      51,902           --       (4,695)       47,946

Net loss for the period                                                                (31,163)      (31,163)
                                     ----------   ------     -------       ------     --------      --------

Balance, November 30, 2008            7,386,400      739      51,902           --      (35,858)       16,783
                                     ==========   ======     =======       ======     ========      ========


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Three Month Ended               Six Month Ended         27 June 2006
                                               ----------------------------   ---------------------------  (Inception) To
                                               November 30,    November 30,   November 30,   November 30,    November 30,
                                                  2008            2007           2008           2007            2008
                                                --------        --------       --------       --------        --------
OPERATING ACTIVITIES
  Net (Loss)                                    $ (3,404)       $    (12)      $(31,163)      $    (12)       $(35,858)
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
     Depreciation and amortization expense           523              --            643             --             678
                                                --------        --------       --------       --------        --------
Net Cash (Used) by Operating Activities           (2,881)            (12)       (30,520)           (12)        (35,180)
                                                --------        --------       --------       --------        --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock              --          16,960             --         16,960          47,160
                                                --------        --------       --------       --------        --------
Cash Provided by Financing Activities                 --          16,960             --         16,960          47,160
                                                --------        --------       --------       --------        --------
INVESTING ACTIVITIES
  Video Production                                (4,500)             --         (4,500)            --          (4,500)
  Web site Construction                               --             (30)          (500)           (30)         (1,776)
                                                --------        --------       --------       --------        --------
Net cash used by investing activities             (4,500)            (30)        (5,000)           (30)         (6,276)
                                                --------        --------       --------       --------        --------

Net Increase in Cash                              (7,381)         16,919        (35,520)        16,919           5,704

Cash, Beginning of Period                         18,566          13,817         46,705         13,817           5,481
                                                --------        --------       --------       --------        --------

Cash, End of Period                             $ 11,185        $ 30,736       $ 11,185       $ 30,736        $ 11,185
                                                ========        ========       ========       ========        ========


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2008


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2008 audited financial statements. The results of operations for the periods ended November 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q; and our registration statement on Form S-1/A (File no. 333-151931), which was declared effective on September 30, 2008.

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

During the second quarter we continued to work with our software development contractor on the development of our video program. This process is expected to be an ongoing interactive process for the next several months. We expect to incur additional development and programming costs in the third quarter.

RESULTS OF OPERATIONS

Our company posted losses of $3,404 for the three months and $31,163 for the six months ended November 30, 2008 compared to $12 for the three months and $12 for the six months ended November 30, 2007.

Professional and consulting fees of $1,250 for the three months and $27,187 for the six months ended November 30, 2008 compared to $nil for the three months and $nil for the six months ended November 30, 2007. Professional and consulting fees of $27,187 were incurred primarily for "going public" by filing a registration statement on Form S-1 with the Securities and Exchange Commission.

From inception to November 30, 2008 we have incurred losses of $35,858. The principal component of our losses for the second quarter included general and administrative costs of $421, amortization of our website and video production of $523, professional fees of $1,250 and filing fees of $1,210.

On September 9, 2008 we paid $4,500 to the third party contractor to produce the 10-session instructional video program and the related electronic "How To" curriculum guide for teachers and instructors.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2008, we had working capital of $11,185 compared to $46,705 at May 31, 2008. We opened the second quarter with approximately $18,566 in cash. As of the date hereof, we have approximately $11,185. Our budgeted expenditures for the next 6-9 months, which includes the production of the video program, are approximately $24,845.

Because we have not generated any revenue from our business, and currently have a budgeted shortfall of $13,660, we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished within the next 9-10 months provided we do not have any unanticipated expenses. Our ability to successfully develop our product and to eventually produce and sell it to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our development and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned video program and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This Item is not applicable to the Company.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of November 30, 2008, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of November 30, 2008, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On September 30, 2008 the SEC declared our registration statement on Form S-1 effective, which registered 1,886,400 common shares for resale held by 37 non-affiliated investors.

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

                             EASY CD YEARBOOK, INC.


Date: December 30, 2008      By:    /s/ Almaymoon Mawji
                                    --------------------------------------------
                             Name:  Almaymoon Mawji
                             Title: President, Treasurer and Director
                                    (Principal Executive and Principal Financial
                                    and Accounting Officer)


Date: December 30, 2008      By:    /s/ Zahirali Kaba
                                    --------------------------------------------
                             Name:  Zahirali Kaba
                             Title: Secretary and Director