Form 10-Q
period 2009-02-28
Easy CD Yearbook Inc
filed 2009-04-07
CIK 1436089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended February 28, 2009

                                       or

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

There were 7,386,400 shares of common stock, $0.0001 par value per share, outstanding on April 6, 2009.

                             EASY CD YEARBOOK, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                     FOR THE PERIOD ENDING FEBRUARY 28, 2009

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)...................................  3

     Balance Sheets......................................................... 3

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

Item 5: Other Information.................................................. 11

Item 6: Exhibits........................................................... 11

Signatures................................................................. 12

References in this Form 10-Q to "we", "us", "our", the "Company" and "Easy CD" refers to Easy CD Yearbook, Inc. unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                         February 28,         May 31,
                                                                            2009               2008
                                                                          --------           --------
                                                                        (unaudited)          (audited)
                                                                                             (restated)
ASSETS

Current Assets
  Cash                                                                    $  3,082           $ 46,705
                                                                          --------           --------

      Total Current Assets                                                $  3,082           $ 46,705
                                                                          ========           ========
Fixed Assets
  Website, net of accumulated amortization                                $  5,074           $  1,241
                                                                          --------           --------

      Total Assets                                                        $  8,156           $ 47,946
                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                   $     --           $     --
                                                                          --------           --------
      Total Current Liabilities                                                 --                 --
                                                                          --------           --------

      Total Liabilities                                                         --                 --
                                                                          --------           --------
Stockholders' Equity
  Preferred Stock, authorized
   50,000,000 shares, par value $0.0001
   Preferred Stock, issued and outstanding is 0
  Common Stock, authorized 100,000,000 shares, par value $0.0001
   issued and outstanding on February 28, 2009 is 7,386,400                    739                739
  Additional Paid in Capital                                                51,902             51,902
  Deficit Accumulated During the
  Development Stage                                                        (44,485)            (4,695)
                                                                          --------           --------

      Total Stockholders' Equity                                             8,156             47,946
                                                                          --------           --------

Total Liabilities and Stockholders' Equity                                $  8,156           $ 47,946
                                                                          ========           ========


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                              Three Month Ended                    Nine Month Ended          June 27, 2006
                                         -----------------------------      -----------------------------   (Inception) To
                                         February 28,     February 29,      February 28,      February 29,    February 28,
                                            2009             2008              2009              2008            2009
                                         ----------       ----------        ----------        ----------      ----------
Revenue                                  $       --       $       --        $       --        $       --      $       --

Expenses
  Depreciation and amortization                 524               --             1,167                --           1,201
  General and Administrative                  8,104            2,010            38,623             2,022          43,284
  Loss before income taxes                    8,627            2,010            39,790             2,022          44,485
                                         ----------       ----------        ----------        ----------      ----------
  Provision for Income Taxes                     --               --                --                --              --
                                         ----------       ----------        ----------        ----------      ----------

Net (Loss)                               $   (8,627)      $   (2,010)       $  (39,790)       $   (2,022)     $  (44,485)
                                         ==========       ==========        ==========        ==========      ==========
Basic and Diluted
  (Loss) per Common Shares                        a                a                 a                 a
                                         ----------       ----------        ----------        ----------

Weighted Average Number of
 Common Shares                            7,386,400         5,500,00         7,386,400          5,500,00
                                         ----------       ----------        ----------        ----------

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM INCEPTION (JUNE 27, 2006)
                            THROUGH FEBRUARY 28, 2009
                                   (unaudited)


                                                                             Deficit
                                                                           Accumulated
                                          Common Stock                     During the
                                       ------------------     Paid in      Development      Total
                                       Shares      Amount     Capital         Stage        Equity
                                       ------      ------     -------        -------       ------
                                          #           $          $              $             $
INCEPTION JUNE 27, 2006

Common stock issued to Directors     5,500,000         550       4,931                      5,481
For cash June 27, 2006 @$0.001
Per Share

Net loss for the year                                                         (1,664)      (1,664)
                                    ----------      ------     -------      --------     --------
BALANCE, MAY 31, 2007                5,500,000         550       4,931        (1,664)       3,817

Private placement closed on
March 31 @ 0.025per share            1,886,400         189      46,971                     47,160

Net loss for the year                                                         (3,031)      (3,031)
                                    ----------      ------     -------      --------     --------
BALANCE, MAY 31, 2008                7,386,400         739      51,902        (4,695)      47,946

Net loss for the period                                                      (39,790)     (39,790)
                                    ----------      ------     -------      --------     --------

BALANCE, FEBRUARY 28, 2009           7,386,400         739      51,902       (44,485)       8,156
                                    ==========      ======     =======      ========     ========


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                   Three Month Ended                  Nine Month Ended          June 27, 2006
                                              -----------------------------    -----------------------------   (Inception) To
                                              February 28,     February 29,    February 28,      February 29,    February 28,
                                                 2009             2008            2009              2008            2009
                                               --------         --------        --------          --------        --------
OPERATING ACTIVITIES
  Net (Loss)                                   $ (8,627)        $ (2,010)       $(39,790)         $ (2,022)       $(44,485)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities
     Depreciation and amortization expense          524               --             643                --           1,201
                                               --------         --------        --------          --------        --------
Net Cash (Used) by Operating Activities          (8,104)          (2,010)        (39,147)           (2,022)        (43,284)
                                               --------         --------        --------          --------        --------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock       $     --         $ (1,000)             --          $ 15,960        $ 47,160
                                               --------         --------        --------          --------        --------
Cash Provided by Financing Activities            (1,000)              --          15,960            47,160
                                               --------         --------        --------          --------        --------

INVESTING ACTIVITIES
  Video Production                                   --               --          (4,500)               --          (4,500)
  Web site Construction                              --               --            (500)              (30)         (1,776)
                                               --------         --------        --------          --------        --------
Net cash used by investing activities                --               --          (5,000)              (30)         (6,276)
                                               --------         --------        --------          --------        --------

Net Increase in Cash                             (8,104)          (3,010)        (44,147)           13,908          (2,399)

Cash, Beginning of Period                        11,185           30,735          46,705            13,817           5,481
                                               --------         --------        --------          --------        --------

Cash, End of Period                            $  3,082         $ 27,725        $  2,558          $ 27,725        $  3,082
                                               ========         ========        ========          ========        ========


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2009


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2009 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2008 audited financial statements. The results of operations for the periods ended February 28, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

We are a development stage company with very limited operations to date, no revenue, very limited financial backing and few assets. We have established the following goals over the next 12 months:

     *    complete production of our video program and "How To" guide by June
          2009;
     * drive traffic to our website through marketing efforts, where customers will be able to purchase our product;
     * collect information and create customer lists from our website and email campaigns;
     * generate revenue by August of 2009 through the sale of our video product; and
     *    achieve break-even results of operations.

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

During the third quarter we continued to work with our software development contractor on the development of our video program. This process is expected to be an ongoing interactive process for the next several months. We expect to incur additional development and programming costs in the fourth quarter.

RESULTS OF OPERATIONS

Our company posted losses of $8,627 for the three months and $39,790 for the nine months ended February 28, 2009, compared to $2,010 for the three months and $2,022 for the nine months ended February 29, 2008.

General and administrative expenses of $8,104 for the three months and $38,623 for the nine months ended February 28, 2009, compared to $2,010 for the three months and $2,022 for the nine months ended February 29, 2008. General and administrative fees of $38,623 were incurred primarily for "going public" by filing a registration statement on Form S-1 with the Securities and Exchange Commission.

From inception to February 28, 2009 we have incurred losses of $44,485. The principal component of our losses for the third quarter included general and administrative costs of $8,104 and Depreciation of $524.

LIQUIDITY AND CAPITAL RESOURCES

At February 28, 2009, we had working capital of $3,082 compared to $46,705 at May 31, 2008. We opened the third quarter with approximately $11,185 in cash. As of the date hereof, we have approximately $3,082. Our budgeted expenditures for the next 3-6 months, which includes the production of the video program, are approximately $22,830.

Because we have not generated any revenue from our business, and currently have a budgeted shortfall of $19,748, we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished within the next quarter provided we do not have any unanticipated expenses. Our ability to successfully develop our product and to eventually produce and sell it to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our development and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned video program and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of February 28, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of February 28, 2009, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

                             EASY CD YEARBOOK, INC.


Date: April 6, 2009          By:    /s/ Almaymoon Mawji
                                    --------------------------------------------
                             Name:  Almaymoon Mawji
                             Title: President, Treasurer and Director
                                    (Principal Executive and Principal Financial
                                    and Accounting Officer)


Date: April 6, 2009          By:    /s/ Zahirali Kaba
                                    --------------------------------------------
                             Name:  Zahirali Kaba
                             Title: Secretary and Director