Form 10-K
period 2009-05-31
Easy CD Yearbook Inc
filed 2009-07-28
CIK 1436089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended May 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from _______________ to _________________

                        Commission File Number: 000-53448

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


      Registrant's telephone number, including area code: +1 (702) 441-0703

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [X]

The issuer's revenues for its most recent fiscal year were $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates could not be computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently computed second fiscal quarter as there was no average bid or ask price for the registrant's common equity, as of the last business day of the registrant's most recent second fiscal quarter.

The number of shares of the issuer's common stock issued and outstanding as of July 28, 2009 was 7,635,700 shares.

Documents Incorporated By Reference: None

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
Item 1     Business                                                            3
Item 1A    Risk Factors                                                        6
Item 1B    Unresolved Staff Comments                                           6
Item 2     Properties                                                          6
Item 3     Legal Proceedings                                                   6
Item 4     Submission of Matters to a Vote of Security Holders                 6

PART II
Item 5     Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                   7
Item 6     Selected Financial Data                                             7
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                            7

Item 7A    Quantitative and Qualitative Disclosures About Market Risk         10
Item 8     Financial Statements and Supplementary Data                        11
Item 9     Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           23
Item 9A(T) Controls and Procedures                                            23
Item 9B    Other Information                                                  23

PART III
Item 10    Directors, Executive Officers and Corporate Governance             24
Item 11    Executive Compensation                                             25
Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    26
Item 13    Certain Relationships and Related Transactions, and Director
           Independence                                                       27
Item 14    Principal Accountant Fees and Services                             28

PART IV
Item 15    Exhibits, Financial Statement Schedules                            29

SIGNATURES                                                                    30

                                     PART I

ITEM 1. BUSINESS.

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "Registrant," "we," "our" or "us" refer to Easy CD Yearbook, Inc., unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, and results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under "Liquidity and Capital Resources". We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

CORPORATE BACKGROUND

We were incorporated in the state of Nevada on June 27, 2006. Our offices are currently located at 5348 Vegas Dr., Suite 112, Las Vegas, NV 89108 USA. Our telephone number is (702) 441-0703. We have a website at http://www.easycdyearbook.com. The information contained in our website does not form part of this Annual Report in any way. Our common stock is quoted on the OTC Bulletin Board under the symbol "EZCD".

We have two executive officers who also serve as our directors. Mr. Almaymoon Mawji, our President, Treasurer and a Director, resides in Calgary, Alberta, Canada. He has nine years of experience as vice president of sales and enrolment for a child learning center in Calgary. He also serves as a director for a Calgary company that owns the rights to sell services of a broadband Internet phone company. Mr. Zahirali Kaba, our Secretary and a Director, resides in Tanzania. For the last eight years, Mr. Kaba has served as a partner of a mining company of gemstones and other precious stones located in Tanzania

We are a development stage company that has no revenue and has had limited operations to date. From June 27, 2006 (inception) to May 31, 2009, we have incurred accumulated net losses of $50,138. Based on our financial history since inception, our independent auditor has expressed doubt as to our ability to continue as a going concern.

PRINCIPAL PRODUCT

We are marketing software that enables schools, clubs and organizations to produce their own multimedia yearbook. A multimedia yearbook is a CD/DVD that contains video, photos, audio and text that is PC and Mac compatible, which we believe can serve as an inexpensive replacement or supplement to a traditional printed yearbook.

We have entered into an agreement with third party firm to develop the site framework that will be implemented in our website. Total cost for the web development is $5,500 of which we paid in full. On July 7, 2009 the third party contractor finished developing our website and it is now ready for commercial use and available at ww.easycdyearbook.com.

We expect that we will be in a position to begin generating revenues approximately three months after we launched our website, or in October 2009.

THE MARKET OPPORTUNITY

Virtually all North American high schools and colleges, and many elementary and middle schools, publish yearbooks.

UNITED STATES

According to statistics made available by the Institute of Education Sciences of the U.S. Department of Education - National Center for Education Statistics, there were 97,000 public elementary and secondary schools in the United States during 2005-2006, and an estimated 49.6 million students enrolled in public elementary and secondary schools during 2007-2008. In the private segment there were an estimated 6.1 million students enrolled in private elementary and secondary schools during 2007-2008.

CANADA

According to a Canada e-Book made available by Statistics Canada, Canada's National Statistical Agency, in 1999-2000, there were 16,024 elementary and secondary schools in Canada, only 4% of which had enrolments of 1,000 students or more (we do not currently have up to date information regarding the current number of schools in Canada).

We plan to concentrate our marketing efforts primarily to elementary and high schools. These marketing efforts will be geared toward attracting elementary schools seeking an inexpensive substitute to the printed yearbook, and to high schools seeking an inexpensive multimedia supplement to their traditional yearbook. See "Marketing and Sales Strategy" below.

COMPETITION AND COMPETITIVE STRATEGY

We are aware of approximately 12 companies that sell proprietary designated software to publish a multimedia yearbook in North America, such as Yeardisk Creator by Yeardisk, Digital Journey by Digital Journey LLC, and Dynamic Memories by Interactive Software Designs. These companies currently dominate the online multimedia yearbook market and we expect them to remain the dominant market participants for the foreseeable future. Generally, these types of software programs offered by our competitors automatically create yearbook templates that can be tailored to each school's project.
Purchasers are asked to complete a questionnaire to define basic parameters for their yearbook, such as the name of the school, number of grades, classes and students, faculty, etc. The software then creates an automatic template into which users upload images, videos and text, and choose a yearbook theme from a list of prepaid themes. Once completed, the software automatically creates the multimedia yearbook that may be burned onto CD/DVDs. The cost for these types of software programs can range from approximately $300 to $500.

We could also face competition in the future from publishers of printed yearbook, in the event that they begin to offer multimedia yearbook products in addition to or in conjunction with their printed products to their existing customer base.

We believe our primary competitive advantage is that our product will enable schools and clubs to produce a low-budget multimedia yearbook as a replacement or supplement to their printed yearbook, because the multimedia yearbook could be developed easily through the use of free software and computer and video equipment that would likely be found at any school.

MARKETING & SALES STRATEGY

Once we complete the development and production of our product, we plan to focus our marketing efforts in North America. Our management, particularly our President, Almaymoon Mawji, who has nine years of experience as vice president of sales and enrollment with a child learning center in Calgary, will be responsible for executing our marketing plan. Our target market is K-12 schools in North America.

Our marketing efforts will be directed toward building a network of relationships with schools and clubs in North America. We will emphasize how our video program can be an inexpensive replacement or supplemental to the traditional printed yearbook, as well as a "green," or environmentally-friendly, alternative to the printed yearbook.

Initially, we plan to gain a customer base through a targeted web campaign. We intend to employ the following techniques:

Search Engines: Once our video program is ready for commercial use, we plan to submit our website to search engines that robotically index the Web. Such search engines include Google, Yahoo, MSN, AOL Search, and Ask.com. Some of these feed search content to the other main search engines and portal sites.

Reciprocal Links: We plan to find complementary websites and request a reciprocal link to our website.

Internet Marketing: We plan to conduct Internet marketing such as advertising on news forums, web seminars, email campaigns, web advertising, e-newsletters, online public relations and issuing press releases.

Branding: While it may initially be difficult for a start-up company to establish a consumer brand name, we realize the critical importance of making "POWERED BY EASY CD YEARBOOK" a symbol of quality in the marketplace. We will insure wherever possible that this critical "branding experience" will appear on all of our services and web pages.

We plan to price our product at $499 initially when downloaded or viewed online.

We also plan to offer a discount to those schools and clubs that agree to link their website to our website.

DISTRIBUTION

Our product is available as a direct download/view from our website.

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

We believe there are no constraints on the sources or availability of products and supplies related to our business. We will be producing our own product, and the distribution of our product will be over the Internet.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We plan on selling our product directly to schools or clubs over the Internet. Our product is priced for mass market consumption. Therefore, we do not anticipate dependence on one or a few major customers for at least the next 12 months or the foreseeable future.

PATENTS, TRADEMARKS, LICENSES, FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We do not hold any other intellectual property.

Easy CD Yearbook is planning to develop all of its own video and software content for the foreseeable future and intends to copyright or obtain other protection over these assets if and when it has the cash resources to do so. We do not hold any other intellectual property and we do not anticipate any additions in the foreseeable future.

DOMAIN NAME

We own and operate the following registered internet domain name:
www.easycdyearbook.com and have launched our website. The information contained in our website does not form part of this Annual Report in any way.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATION

We do not believe that government regulation will have a material impact on the way we conduct our business.

FACILITIES

We currently maintain our corporate office at 5348 Vegas Dr., Suite 112, Las Vegas, NV 89108 USA. This is the same address that our agent for service of process, EastBiz.com, Inc., uses. This location is a virtual office that we maintain for $75 per month pursuant to a lease with INC Management, a company affiliated with EastBiz.com, Inc., which provides us with a mailing address for communications, a contact phone number as well as secretarial and administrative services should we need it. We may terminate the lease arrangement upon 30-days' written notice to INC Management. Our executive officers, Mr. Mawji and Mr. Kaba, do not work from this location, but operate from their respective residences in Canada and Tanzania at no charge to us. We have designated the virtual office as our corporate office in order to establish a business presence in North America, where we plan to offer our products, and to provide our future customers with a convenient way to communicate with us. We believe that this virtual office space is currently sufficient for our purposes and we expect it to be sufficient until we commence full operations.

EMPLOYEES

We have commenced only limited operations, and therefore currently have no employees other than our executive officers, who spend up to approximately 20 hours a week on our business. When we commence full operations, we expect to hire full-time management and administrative support staff.

REPORTS TO SECURITY HOLDERS

We will voluntarily make available to our stockholders an annual report, including audited financials, on Form 10-K.

We are not currently a reporting company, but upon effectiveness of the registration statement of which this prospectus forms a part, we will be required to file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You may obtain copies of these reports from the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3p.m. or on the SEC's website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We will also make these reports available on our website.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently maintain our corporate offices c/o INC Management, 5348 Vegas Dr., Suite 112, Las Vegas, NV 89108.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the period ending May 31, 2009, there has not been any matter which was submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since October 28, 2008 under the ticker symbol EZCD.OB. There has been no active trading in the Company's securities and there have been no high or low bid prices quoted.

HOLDERS

We had 38 holders of record of our common stock as of July 22, 2009.

DIVIDENDS

We have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, into our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Following is certain information concerning certain securities which we sold or issued in a month within the fourth quarter of the fiscal year covered by the report without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on exemption(s) from such registration requirements, which was not previously included in reports we filed with the SEC.

On May 22, 2009, we issued and sold 249,300 restricted shares of our common stock for a gross purchase price of US $9,972, or a purchase price of $0.04 per share.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We have not repurchased any shares of our common stock during the fiscal year ended May 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Certain statements contained in this Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Easy CD Yearbook, Inc. And the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K; and our registration statement on Form S-1/A (File no. 333-151931), which was declared effective on September 30, 2008.

We are a development stage company with very limited operations to date, no revenue, very limited financial backing and few assets. We have established the following goals over the next 12 months:

* drive traffic to our website through marketing efforts, where customers will be able to purchase our product; * collect information and create customer lists from our website and email campaigns; * generate revenue by October of 2009 through the sale of our product; and * achieve break-even results of operations.

During the forth quarter of our fiscal year we have completed the development of our product and it is ready for sale. We purchased a hosting account and SSL certificate from Host Gator to host our website. We have entered into an agreement with third party firm to develop the site framework that will be implemented in our website. Total cost for the web development is $5,500 of which we paid in full. On July 7, 2009 the third party contractor finished developing our website and it is ready for commercial use and now available at www.easycdyearbook.com.

We entered into an agreement with PayPal to act as our online credit card gateway, PayPal has no monthly, set-up or cancellation fees. PayPal fees are as follow:

          Monthly Income                     Per Transaction
          --------------                     ---------------

     $0.00 USD - $3,000.00 USD               2.9% + $0.30 USD
     $3,000.01 USD -$10,000.00 USD           2.5% + $0.30 USD
     $10,000.01 USD -$100,000.00 USD         2.2% + $0.30 USD
     > $100,000.00 USD                       1.9% + $0.30 USD

ANTICIPATED CASH REQUIREMENTS

Over the next 12 months, we have estimated our minimum cash requirements to be as follows:

     Cash Operating Expenses
       Website and software maintenance          $15,000
       Legal and accounting                       20,000
       Marketing Camping                           8,000
       General and Administrative                 15,000
                                                 -------
     Total                                       $58,000
                                                 =======

RESULTS OF OPERATIONS

For the year ended May 31, 2009, we posted losses of $45,443 compared to $3,031 for the year ended May 31, 2008. The principal components of the losses for the year ended May 31, 2009 were website development of $2,750, professional fees of $35,858, filing fees of $2,871, depreciation and amortization of $1,690 and general and administrative fees of $2,274.

From inception to May 31, 2009 we incurred losses of $50,138.

At May 31, 2009, our net cash balance is approximately $7,925. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Since inception, we have sold 7,635,700 shares of common stock to our stockholders.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this continue for the foreseeable future. At May 31, 2009, we had working capital of $5175 compared to $46,705 at May 31, 2008. We opened the first fiscal quarter of 2008 with approximately $46,705 in cash. As of the date hereof, we have approximately $7,925.

Because we have not generated any revenue from our business, and currently have a budgeted shortfall of approximately $50,000, we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished within the next quarter provided we do not have any unanticipated expenses. Our ability to successfully develop our product and to eventually produce and sell it to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our development and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned video program and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans.

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

GOING CONCERN CONSIDERATION

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

SEASONALITY

We expect that our future sales will be impacted by seasonal demands, as we expect that sales will be tied to the school-year calendar, and concentrated during the spring semesters or the months closest to the ends of the traditional school year.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Easy CD Yearbook, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Easy CD Yearbook, Inc. (A Development Stage Company) as of May 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and from inception on June 27, 2006 through May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easy CD Yearbook, Inc. (A Development Stage Company) as of May 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended, and from inception on June 27, 2006 through May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has an accumulated deficit of $50,138, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
July 21, 2009

 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                 May 31,            May 31,
                                                                  2009               2008
                                                                --------           --------
                                                                (audited)          (audited)
                                                                                  (restated)
ASSETS

Current Assets
  Cash                                                          $  7,925           $ 46,705
                                                                --------           --------

      Total Current Assets                                      $  7,925           $ 46,705
                                                                ========           ========
Fixed Assets
  Website, net of accumulated amortization (Note 9.)            $  7,300           $  1,241
                                                                --------           --------

Total Assets                                                    $ 15,225           $ 47,946
                                                                ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                         $  2,750           $     --
                                                                --------           --------
      Total Current Liabilities                                    2,750                 --
                                                                --------           --------

Total Liabilities                                                  2,750                 --
                                                                --------           --------

Stockholders' Equity
  Preferred Stock, authorized
   50,000,000 shares, par value $0.0001
   Preferred Stock, issued and outstanding is 0
  Common Stock, authorized
   100,000,000 shares, par value $0.0001
   Issued and outstanding on
   May 29, 2009 is 7,635,700 (May 31, 2008: 7,386,400)               764                739
  Additional Paid in Capital                                      61,849             51,902
  Deficit Accumulated During the Development Stage               (50,138)            (4,695)
                                                                --------           --------

      Total Stockholders' Equity                                  12,475             47,946
                                                                --------           --------

Total Liabilities and Stockholders' Equity                      $ 15,225           $ 47,946
                                                                ========           ========


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                      Year Ended             June 27, 2006
                                                        May 31,             (Inception) To
                                               -------------------------        May 31,
                                                  2009           2008            2009
                                               ----------     ----------      ----------
Revenue                                        $       --     $       --      $       --

Expenses
  Website Development                               2,750             --           2,750
  Depreciation and amortization                     1,690             35           1,725
  Organization Cost                                    --             --             187
  General and Administrative                        2,274            811           3,231
  Filing Fees                                       2,871            185           3,346
  Professional Fees                                35,858          2,000          38,900
  Loss before income taxes                         45,443          3,031          50,138
                                               ----------     ----------      ----------
  Provision for Income Taxes                           --             --              --
                                               ----------     ----------      ----------

Net (Loss)                                     $  (45,443)    $   (3,031)     $  (50,138)
                                               ==========     ==========      ==========
Basic and Diluted
  (Loss) per Common Shares                              a          (0.01)
                                               ----------     ----------

  Weighted Average Number of Common Shares      7,392,547      5,814,400
                                               ----------     ----------

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)


                                                                                       Deficit
                                                                                     Accumulated
                                                    Common Stock                     During the
                                                 ------------------     Paid in      Development      Total
                                                 Shares      Amount     Capital         Stage        Equity
                                                 ------      ------     -------        -------       ------
                                                    #           $          $              $             $
INCEPTION JUNE 27, 2006

Common stock issued  to Directors              5,500,000         550      4,931                        5,481
for cash June 27, 2006 @$0.001                        --
 per share

Net loss for the period from Inception
 (June 27, 2006) to May 31, 2007                                                       (1,664)        (1,664)
                                              ----------      ------    -------      --------       --------
BALANCE MAY 31, 2007                           5,500,000         550      4,931        (1,664)         3,817

Common stock issued for cash on
 March 31, 2008 @ $0.025 per share
 (par value $0.0001)                           1,886,400         189     46,971                       47,160

Net loss for the year ended May 31, 2008                                               (3,031)        (3,031)
                                              ----------      ------    -------      --------       --------
BALANCE MAY 31, 2008                           7,386,400         739     51,902        (4,695)        47,946

Common stock issued for cash on
 May 22, 2009@ $0.04 per share
 (par value $0.0001)                             249,300          25      9,947                        9,972

Net loss for the year ended May 31, 2009                                              (45,443)       (45,443)
                                              ----------      ------    -------      --------       --------

BALANCE MAY 31, 2009                           7,635,700         764     61,849       (50,138)        12,475
                                              ==========      ======    =======      ========       ========


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                            Year Ended             June 27, 2006
                                                              May 31,             (Inception) To
                                                     ------------------------         May 31,
                                                        2009           2008            2009
                                                     --------        --------        --------
OPERATING ACTIVITIES
  Net (Loss)                                         $(45,443)       $ (3,031)       $(50,138)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities
     Depreciation and amortization expense              1,690              35           1,725
     Accrued Liability                                  2,750              --           2,750
                                                     --------        --------        --------
Net Cash (Used) by Operating Activities               (41,002)         (2,996)        (45,663)
                                                     --------        --------        --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock             $  9,972        $ 37,160        $ 57,132
                                                     --------        --------        --------
Cash Provided by Financing Activities                   9,972          37,160          57,132
                                                     --------        --------        --------
INVESTING ACTIVITIES
  Video Production                                     (4,500)             --          (4,500)
  Web site Construction                                (3,250)         (1,276)         (4,526)
                                                     --------        --------        --------
Net cash used by investing activities                  (7,750)         (1,276)         (9,026)
                                                     --------        --------        --------

Net Increase in Cash                                  (38,780)         32,888           2,444

Cash, Beginning of Period                              46,705          13,817           5,481
                                                     --------        --------        --------

Cash, End of Period                                  $  7,925        $ 46,705        $  7,925
                                                     ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                           $     --        $     --        $     --
                                                     ========        ========        ========
  Income taxes                                       $     --        $     --        $     --
                                                     ========        ========        ========


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

The Company was incorporated under the laws of the state of Nevada on June 27, 2006. The Company has limited operations and in accordance with SFAS #7, is considered a development stage company and has not yet realized any revenues from its planned operations.

We are focused on developing and offering a video program called "How to publish a Multimedia Yearbook" that teaches users how to publish a multimedia yearbook for a school or club, using existing computer equipment and open source software. A multimedia yearbook is a CD/DVD that contains video, photos, audio and text that is PC and Mac compatible. Our video will provide instruction on various areas of multimedia including, among others, downloading & installing free image manipulation software, collecting and editing digital photos, installing a free video editing tool, recording audio and creating interactive menus.

Our vision is to offer schools and clubs an electronic yearbook as an alternative to their traditional printed yearbook. Our target market is K-12 schools in North America.

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

The basic earnings (loss) per share is calculated by dividing our net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing our net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behaviour (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behaviour may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009

NOTE 3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of May 31, 2009, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is $50,138 and will expire 20 years from the date the loss was incurred.

As at May 31, 2009, deferred tax assets consisted of the following:

     Net operating losses                                          $ 7,521
     Less: valuation allowance                                      (7,521)
                                                                   -------

     Net deferred tax asset                                        $    --
                                                                   =======

NOTE 4. STOCKHOLDER'S EQUITY

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

On May 22, 2009, we issued and sold 249,300 restricted shares of our common stock for a gross purchase price of US $9,972, or a purchase price of $0.04 per share.

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

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009

NOTE 5. RELATED PARTY TRANSACTIONS (CONTINUED)

On May 14, 2009, we have entered into an agreement with third party firm to develop the site framework that will be implemented in our website. Total cost for the web development is $5,500 of which we paid in full. On July 7, 2009 the third party contractor finished developing our website and it is now ready for commercial use and available at ww.easycdyearbook.com.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception (June 27, 2006) to May 31, 2009 of 50,138. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE 7. OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has no operating lease commitments or any other commitments.

NOTE 8. ADVERTISING COSTS

The Company's policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of May 31, 2009

NOTE 9. WEBSITE

     2008
                                            Accumulated
                             Cost           Amortization        Net Book Value
                             ----           ------------        --------------

     Website                $1,276            $   35                 $1,241

     2009
                                            Accumulated
                             Cost           Amortization        Net Book Value
                             ----           ------------        --------------

     Website                 $4,526           $  599                 $3,927

     Video Production        $4,500           $1,126                 $3,374
                             ------           ------                 ------
                             $9,026           $1,725                 $7,301
                             ======           ======                 ======

NOTE 10. CONCENTRATIONS OF RISKS

CASH BALANCES

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2009

NOTE 11. PROPERTY

The Company does not own or rent any property. We currently maintain our corporate office at 5348 Vegas Dr., Suite 112, Las Vegas, NV 89108 USA. This location is a virtual office that we maintain for $75 per month pursuant to a lease with INC Management, a company affiliated with EastBiz.com, Inc., which provides us with a mailing address for communications, a contact phone number as well as secretarial and administrative services should we need it. We may terminate the lease arrangement upon 30-days' written notice to INC Management. Our executive officers, Mr. Mawji and Mr. Kaba, do not work from this location, but operate from their respective residences in Canada and Tanzania at no charge to us.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Moore & Associates, Chartered are our principal independent accountants. There have not been any changes in or disagreements with accountants on accounting and financial disclosure or any other matter.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of May 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of May 31, 2009, our Company's disclosure controls and procedures were not effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers:

          Name                 Age                 Position
          ----                 ---                 --------

     Almaymoon Mawji           32       President, Treasurer, and Director

     Zahirali Kaba             43       Secretary and Director

The business address of our sole officer and director is c/o INC Management, 5348 Vegas Dr., Las Vegas, NV 89108.

BUSINESS EXPERIENCE:

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating his business experience, principal occupation during the period, and the name and principal business of the organization by which they where employed.

MR. ALMAYMOON MAWJI

Mr. Mawji is our President, Treasurer and a Director. He has served in these capacities since we were incorporated on June 27, 2006. From mid 1999 until February 2008, Mr. Mawji was the vice president of sales and enrolment for the Sunridge Child Learning Center in Calgary, Alberta, Canada. Since February 2006, Mr. Mawji has served as a director of 1221668 Alberta Ltd., which owns the rights to sell services of TakeOnVoip Communications, Inc., a broadband Internet phone company, in Calgary. He holds a BSc in Biological Sciences from the University of Calgary with a minor in business management.

MR. ZAHIRALI KABA

Mr. Kaba is our Secretary and a Director, and has served in these capacities since we were incorporated on June 27, 2006. Mr. Kaba resides in Tanzania. From March 2000 to the present, Mr. Kaba has served as a partner of Amazon Trading Co. Ltd., a mining company of gemstones and other precious stones located in Dar es Salaam region, Tanzania. From February 2004 to April 2006 he served as director of Nterfreight Ltd., a cargo clearing and forwarding company.

BOARD COMPOSITION

Our Bylaws provide that the Board of Directors shall consist of one or more members, but not more than nine, and that our shareholders shall determine the number of directors at each regular meeting. Each director serves for a term that expires at the next regular meeting of the shareholders or until his successor is elected and qualified.

COMMITTEES OF THE BOARD OF DIRECTORS

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee "financial expert." As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

POTENTIAL CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executives or directors.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Our determination of independence of directors is made using the definition of "independent director" contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market ("NASDAQ") , even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of "independent" as within the meaning of such rules as a result of their current positions as our executive officers.

SIGNIFICANT EMPLOYEES

We have no significant employees other than the executive officers described above.

FAMILY RELATIONSHIPS

There are no familial relationships among any of our officers and directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD

We have not implemented a formal policy or procedure by which our stockholders can communicate directly with our Board of Directors. Nevertheless, every effort has been made to ensure that the views of stockholders are heard by the Board of Directors or individual directors, as applicable, and that appropriate responses are provided to stockholders in a timely manner. We believe that we are responsive to stockholder communications, and therefore have not considered it necessary to adopt a formal process for stockholder communications with our Board. During the upcoming year, our Board will continue to monitor whether it would be appropriate to adopt such a process.

EXECUTIVE COMPENSATION

We have not paid since our inception, nor do we owe, any compensation to our executive officers, Mr. Almaymoon Mawji and Mr. Zahirali Kaba. There are no arrangements pursuant to which our executive officers will be compensated in the future for any services provided as executive officers. We have no employment agreements with either of our executive officers. We do not intend to compensate our executive officers for the foreseeable future. We may compensate them after that time if we have the financial resources to do so.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

We do not currently have a stock option plan nor any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants of stock options or other equity incentive awards have been made to any executive officer or any director since our inception; accordingly, none were outstanding at May 31, 2009.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

There are currently no employment or other contracts or arrangements with our executive officers. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of such directors, officers or consultants from us. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control.

ITEM 11. EXECUTIVE COMPENSATION

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a Director.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On June 27, 2006, pursuant to the terms of a subscription agreement, we sold 2,500,000 shares of our common stock to Mr. Almaymoon Mawji, our President, Treasurer and Director, for cash payment to us of $0.001 per share, or $2,500 in the aggregate.

On June 27, 2006 pursuant to the terms of a subscription agreement, we sold 3,000,000 shares of our common stock to Mr. Zahirali Kaba, our Secretary and Director, for cash payment to us of $0.001 per share, or $3,000 in the aggregate.

Our officers and directors may be considered promoters of the Company due to their participation in and management of the business since its incorporation.

OUTSTANDING EQUITY AWARDS

As of May 31, 2009 no executive officer or director, or any former executive officer or director held unexercised options, stock that had not vested, or equity incentive plan awards.

GRANTS OF STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

No stock options or stock appreciation rights were granted to any executive officer, or any former executive officer and none hold unexercised options, stock that had not vested, or equity incentive plan awards.

OPTIONS/SAR EXERCISE

None of our directors, executive officers, or former directors or executive officers were issued any stock options or stock appreciation rights during the during the period from June 27, 2006 (inception) until May 31, 2009, and none of them holds unexercised stock options held as of such date.

LONG TERM INCENTIVE PLAN AWARDS

We have no long-term incentive plans.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of May 31, 2009 for:

     * each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
     *    each of our executive officers;
     *    each of our directors; and
     *    all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws, and the address for each person listed in the table is c/o Easy Cd Yearbook Inc., 5348 Vegas Dr., Suite 112, Las Vegas, NV 89108 USA.

The percentage ownership information shown in the table below is calculated based on 7,635,700 shares of our common stock issued and outstanding as of May 31, 2009 We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

                        Name of           Amount and Nature of       Percentage
Title of Class     Beneficial Owner       Beneficial Ownership        of Class
--------------     ----------------       --------------------        --------

Common Stock         Almaymoon Mawji          2,500,000                 32.74%
                      President,
                      Treasurer and
                      Director

Common Stock         Zahirali Kaba            3,000,000                 39.28%
                      Secretary and
                      Director

All directors and officers as a Group 5,500,000 72%

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our Company.

We do not have any issued and outstanding securities that are convertible into common stock. Other than the shares covered by the registration statement of which this prospectus is a part, we have not registered any shares for sale by security holders under the Securities Act. None of our stockholders are entitled to registration rights.

DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to our directors, officers or persons controlling us, we have been advised that it is the Securities and Exchange Commission's opinion that such indemnification is against public policy as expressed in such act and is, therefore, unenforceable.

CHANGES IN CONTROL

There are no present arrangements or pledges of the Company's securities, known to management, which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On June 27, 2006, pursuant to the terms of a subscription agreement, we sold 2,500,000 shares of our common stock to Mr. Almaymoon Mawji, our President, Treasurer and Director, for cash payment to us of $0.001 per share, or $2,500 in the aggregate.

On June 27, 2006 pursuant to the terms of a subscription agreement, we sold 3,000,000 shares of our common stock to Mr. Zahirali Kaba, our Secretary and Director, for cash payment to us of $0.001 per share, or $3,000 in the aggregate.

Our officers and directors may be considered promoters of the Company due to their participation in and management of the business since its incorporation.

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." Nevertheless, we believe that Almyamoon Mawji and Zahirali Kaba currently meet the definition of "independent" as promulgated by the rules and regulations of the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The following is a summary of the fees billed to us by Moore & Associates for professional services rendered for the past two fiscal years:

     Fee Category                   Fiscal 2009 Fees        Fiscal 2008 Fees
     ------------                   ----------------        ----------------
     Audit Fees                         $3,750                   $3,750
     Audit-Related Fees
     Tax Fees                           $    0                   $    0
     All Other Fees

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moore & Associates in connection with statutory and regulatory filings or engagements.

POLICY ON PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

We do not have an Audit Committee. Nevertheless, the Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.                    Exhibit Description
-----------                    -------------------

   3.1      Certificate of Incorporation of the Company (annexed as Exhibit
            3.1 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on August 6, 2007).

   3.2 Bylaws of Company (annexed as Exhibit 3.2 to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on August 6, 2007).

  31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

  31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

  32.1      Section 1350 Certification of Chief Executive and Financial Officer.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EASY CD YEARBOOK, INC.


Date: July 28, 2009                By /s/ Almaymoon Mawji
                                     --------------------------------------
                                     Almaymoon Mawji,
                                     President, Treasurer and Director
                                     (Principal Executive and Principal
                                     Financial and Accounting Officer)