Form 10-Q
period 2009-08-31
Easy CD Yearbook Inc
filed 2009-10-15
CIK 1436089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended August 31, 2009

                                       or

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

There were 7,635,700 shares of common stock, $0.0001 par value per share, outstanding on October 14, 2009.

                             EASY CD YEARBOOK, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR THE PERIOD ENDING AUGUST 31, 2009

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

Item 5: Other Information.................................................. 11

Item 6: Exhibits........................................................... 11

Signatures................................................................. 12

References in this Form 10-Q to "we", "us", "our", the "Company" and "Easy CD" refers to Easy CD Yearbook, Inc. unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                            August 31,          May 31,
                                                                              2009               2009
                                                                            --------           --------
                                                                          (unauditied)         (audited)
ASSETS

Current Assets
  Cash                                                                      $    904           $  7,925
                                                                            --------           --------

      Total Current Assets                                                  $    904           $  7,925
                                                                            ========           ========
Fixed Assets
  Website, net of accumulated amortization (Note 9.)                        $  6,548           $  7,300
                                                                            --------           --------

      Total Assets                                                          $  7,452           $ 15,225
                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                     $    152           $  2,750
                                                                            --------           --------
      Total Current Liabilities                                                  152              2,750
                                                                            --------           --------

      Total Liabilities                                                          152              2,750
                                                                            --------           --------
Stockholders' Equity
  Preferred Stock, authorized 50,000,000 shares, par value $0.0001
   Preferred Stock, issued and outstanding is 0
  Common Stock, authorized 100,000,000 shares, par value $0.0001
   Issued and outstanding on August 31, 2009 is 7,635,700                        764                764
  Additional Paid in Capital                                                  61,849             61,849
  Deficit Accumulated During the Development Stage                           (55,314)           (50,138)
                                                                            --------           --------

      Total Stockholders' Equity                                               7,299             12,475
                                                                            --------           --------

Total Liabilities and Stockholders' Equity                                  $  7,452           $ 15,225
                                                                            ========           ========


    The accompanying notes are an integral part of these financial statements

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED AGUST 31, 2009 AND 2008,
                  AND CUMULATIVE FROM INCEPTION (JUNE 27, 2006)
                             THROUGH AUGUST 31, 2009
                                   (unaudited)

                                                                                       June 27, 2006
                                                      Three Months Ended              (Inception) To
                                                          August 31,                     August 31,
                                                  2009                 2008                2009
                                               ----------           ----------          ----------
Revenue                                        $       --           $       --          $       --

Expenses
  Website Development                                  --                   --               2,750
  Depreciation and amortization                       753                  120               2,478
  Organzation Cost                                     --                   --                 187
  General and Administrative                          406                  700               3,636
  Filing Fees                                         517                1,002               3,863
  Professional Fees                                 3,500               25,937              42,400
                                               ----------           ----------          ----------
Loss before income taxes                            5,176               27,759              55,314
Provision for Income Taxes                             --                   --                  --
                                               ----------           ----------          ----------

Net (Loss)                                     $   (5,176)          $  (27,759          $  (55,314)
                                               ==========           ==========          ==========
Basic and Diluted (Loss) per
 Common Shares                                          a                   a
                                               ----------          ----------

Weighted Average Number of Common Shares        7,635,700            6,131,552
                                               ----------          ----------

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM INCEPTION (JUNE 27, 2006)
                             THROUGH AUGUST 31, 2009
                                   (unaudited)


                                                                                       Deficit
                                                                                     Accumulated
                                                    Common Stock                     During the
                                                 ------------------     Paid in      Development      Total
                                                 Shares      Amount     Capital         Stage        Equity
                                                 ------      ------     -------        -------       ------
                                                    #           $          $              $             $
INCEPTION JUNE 27, 2006

Common stock issued  to Directors              5,500,000         550      4,931                        5,481
for cash June 27, 2006 @$0.001                        --
 per share

Net loss for the period from Inception
 (June 27, 2006) to May 31, 2007                                                       (1,664)        (1,664)
                                              ----------      ------    -------      --------       --------
BALANCE MAY 31, 2007                           5,500,000         550      4,931        (1,664)         3,817

Common stock issued for cash on
 March 31, 2008 @ $0.025 per share
 (par value $0.0001)                           1,886,400         189     46,971                       47,160

Net loss for the year ended May 31, 2008                                               (3,031)        (3,031)
                                              ----------      ------    -------      --------       --------
BALANCE MAY 31, 2008                           7,386,400         739     51,902        (4,695)        47,946

Common stock issued for cash on
 May 22, 2009 @ $0.04 per share
 (par value $0.0001)                             249,300          25      9,947                        9,972

Net loss for the year ended May 31, 2009                                              (45,443)       (45,443)
                                              ----------      ------    -------      --------       --------

BALANCE MAY 31, 2009                           7,635,700         764     61,849       (50,138)        12,475

Net loss for the period                                                                (5,176)        (5,176)
                                              ----------      ------    -------      --------       --------

BALANCE AUGUST 31, 2009                        7,635,700         764     61,849       (55,314)         7,299
                                              ==========      ======    =======      ========       ========


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND 2008
                  AND CUMULATIVE FROM INCEPTION (JUNE 27, 2006)
                             THROUGH AUGUST 31, 2009
                                   (unaudited)

                                                                                               June 27, 2006
                                                                                              (Inception) To
                                                                     August 31,                  August 31,
                                                             2009               2008               2009
                                                           --------           --------           --------
OPERATING ACTIVITIES
  Net (Loss)                                               $ (5,176)          $(27,759)          $(55,314)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities
     Depreciation and amortization expense                      753                120              2,478
     Accrued Liability                                       (2,750)                --                 --
     Accounts Payable                                           152                 --                152
                                                           --------           --------           --------
Net Cash (Used) by Operating Activities                      (7,021            (27,639            (52,683)
                                                           --------           --------           --------
INVESTING ACTIVITIES
  Video Production                                               --                 --             (4,500)
  Web site Construction                                          --               (500             (4,526)
                                                           --------           --------           --------
Net cash used by investing activities                            --               (500             (9,026)
                                                           --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                         --                 --             57,132
                                                           --------           --------           --------
Cash Provided by Financing Activities                            --                 --             57,132
                                                           --------           --------           --------

Net Increase in Cash                                         (7,021)           (28,139)            (4,577)

Cash, Beginning of Period                                     7,925             46,705              5,481
                                                           --------           --------           --------

Cash, End of Period                                        $    904           $ 18,566           $    904
                                                           ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                 $     --           $     --           $     --
                                                           ========           ========           ========
  Income Taxes                                             $     --           $     --           $     --
                                                           ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2009


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at August 31, 2009 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2009 audited financial statements. The results of operations for the periods ended August 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We were incorporated in the state of Nevada on June 27, 2006. Our offices are currently located at 5348 Vegas Dr., Suite 112, Las Vegas, NV 89108 USA. Our telephone number is (702) 441-0703. We have a website at http://www.easycdyearbook.com. The information contained in our website does not form part of this Quarterly Report in any way. Our common stock is quoted on the OTC Bulletin Board under the symbol "EZCD".

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

RESULTS OF OPERATIONS

Our company posted losses of $5,176 for the three months ended August 31, 2009, compared to $27,759 for the three months ended August 31, 2008. The principal components of the losses for the three months ended August 31, 2009 and 2008 were general and administrative expenses of $406 and $700, depreciation and amortization of $753 and $120, filing fees of $517 and $1,002, professional fees of $3,500 and $25,937, respectively.

From inception to August 31, 2009 we have incurred losses of $55,314.

Since inception, we have sold 7,635,700 shares of common stock to our stockholders.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this continue for the foreseeable future. At August 31, 2009, we had working capital of $904 compared to $7,925 at August 31, 2008. We opened the first quarter of 2009 with approximately $7,925 in cash. As of the date hereof, we have approximately $904.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of August 31, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of August 31, 2009, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

                                       EASY CD YEARBOOK, INC.


Date: October 14, 2009                 By /s/ Almaymoon Mawji
                                          --------------------------------------
                                          Almaymoon Mawji,
                                          President, Treasurer and Director
                                          (Principal Executive and Principal
                                          Financial and Accounting Officer)