Form 10-K/A
period 2009-05-31
Easy CD Yearbook Inc
filed 2009-10-23
CIK 1436089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-K for the year ended May 31, 2009 of Easy CD Yearbook, Inc. ("we," "us," and "our"), which was filed with the Securities and Exchange Commission ("SEC") on July 28, 2009 (the "Original 10-K"). We are filing this Amendment in order to include our financial statements for the fiscal years ended May 31, 2009 and 2008 which have been re-audited by Alan Weinberg CPA.

Moore and Associates, Chartered ("Moore") previously served as our independent registered public accounting firm for our fiscal years ended May 31, 2009 and 2008. As disclosed in our Current Report on Form 8-K filed on August 10, 2009, as amended on September 8, 2009, we dismissed Moore and engaged Alan Weinberg CPA as our new auditor on August 7, 2009. On August 27, 2009, the Public Company Accounting Oversight Board ("PCAOB") revoked Moore's registration because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a board investigation. On September 3, 2009, we received notification from the SEC stating that, as a result of the revocation of Moore's registration with the PCAOB, we are required to have our financial statements re-audited by a PCAOB-registered firm for any year previously audited by Moore in order to include such financial statements in our filings with the SEC made on or after August 27, 2009. Accordingly, our current independent registered accounting firm, Alan Weinberg CPA, has re-audited our financial statements for the fiscal years ended May 31, 2009 and 2008, and we have included such re-audited financial statements herein. No changes were made to our financial statements as a result of the re-audit.

Except as described above, no other changes have been made to the Original 10-K. The items contained herein continue to speak as of the date of filing of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original 10-K, or to modify the disclosure contained in the Original 10-K other than to reflect the change described above.

In accordance with the rules of the SEC, updated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1, 31.2 and 32.1 to this Amendment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                    REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Easy CD Yearbook, Inc.:

We have audited the accompanying balance sheets of Easy CD Yearbook, Inc. (a Nevada corporation in the development stage) as of May 31, 2009 and 2008, and the related statement of operations, stockholders' equity, and cash flows for the years ended May 31, 2009 and 2008, and from inception (June 27, 2006) through May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Easy CD Yearbook, Inc. as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended May 31, 2009 and 2008, and from inception (June 27, 2006) through May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of May 31, 2009, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,


/s/ Alan Weinberg CPA
----------------------------------
Weinberg & Associates LLC
Baltimore, Maryland
October 1, 2009

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Alan Weinberg, CPA is our principal independent accountant. There have not been any changes in or disagreements with accountant on accounting and financial disclosure or any other matter.

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

                                   EASY CD YEARBOOK, INC.


Date: October 23, 2009            By /s/ Almaymoon Mawji
                                     --------------------------------------
                                     Almaymoon Mawji,
                                     President, Treasurer and Director
                                     (Principal Executive and Principal
                                     Financial and Accounting Officer)