Form 10-Q
period 2009-11-30
Easy CD Yearbook Inc
filed 2009-12-16
CIK 1436089

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended November 30, 2009

                                       or

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

There were 7,635,700 shares of common stock, $0.0001 par value per share, outstanding on December 15, 2010.

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

Item 5: Other Information.................................................. 11

Item 6: Exhibits........................................................... 11

Signatures................................................................. 12

References in this Form 10-Q to "we", "us", "our", the "Company" and "Easy CD" refers to Easy CD Yearbook, Inc. unless otherwise noted.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                    November 30,         May 31,
                                                                       2009               2009
                                                                     --------           --------
                                                                   (unauditied)         (audited)
ASSETS

Current Assets
  Cash                                                               $    971           $  7,925
                                                                     --------           --------

      Total Current Assets                                           $    971           $  7,925
                                                                     ========           ========

Fixed Assets
Website, net of accumulated amortization (Note 9.)                   $  5,796           $  7,300
                                                                     --------           --------

Total Assets                                                         $  6,766           $ 15,225
                                                                     ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                              $  3,580           $  2,750
                                                                     --------           --------
      Total Current Liabilities                                         3,580              2,750
                                                                     --------           --------

Total Liabilities                                                       3,580              2,750
                                                                     --------           --------

Stockholders' Equity
  Preferred Stock, authorized
    50,000,000 shares, par value $0.0001
  Preferred Stock, issued and outstanding is 0
  Common Stock, authorized 100,000,000 shares, par value $0.0001
    Issued and outstanding on November 30, 2009 is 7,635,700              764                764
  Additional Paid in Capital                                           61,849             61,849
  Deficit Accumulated During the Development Stage                    (59,427)           (50,138)
                                                                     --------           --------

      Total Stockholders' Equity                                        3,186             12,475
                                                                     --------           --------

Total Liabilities and Stockholders' Equity                           $  6,766           $ 15,225
                                                                     ========           ========


    The accompanying notes are an integral part of these financial statements

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008,
                  AND CUMULATIVE FROM INCEPTION (JUNE 27, 2006)
                            THROUGH NOVEMBER 30, 2009
                                   (unaudited)

                                                                                                     June 27, 2006
                                         Three Months Ended               Six Months Ended          (Inception) To
                                            November 30,                     November 30,             November 30,
                                       2009             2008            2009            2008             2009
                                    -----------      -----------     -----------     -----------      -----------
Revenue                             $       499      $        --     $       499     $        --      $       499

Expenses
  Website Development                        --               --              --              --            2,750
  Depreciation and amortization             752              523           1,505             643            3,230
  Organzation Cost                           --               --              --              --              187
  General and Administrative                120              421             526           1,121            3,756
  Filing Fees                               240            1,210             757           2,212            4,103
  Professional Fees                       3,500            1,250           7,000          27,187           45,900
                                    -----------      -----------     -----------     -----------      -----------
Loss before income taxes                  4,612            3,404           9,788          31,163           59,926
Provision for Income Taxes                   --               --              --
                                    -----------      -----------     -----------     -----------      -----------

Net (Loss)                          $    (4,113)     $    (3,404     $    (9,289     $   (31,163      $   (59,427)
                                    ===========      ===========     ===========     ===========      ===========
Basic and Diluted
  (Loss) per Common Shares                    a               a               a               a
                                    -----------      -----------     -----------     -----------
Weighted Average Number of
 Common Shares                        7,635,700        6,131,552       7,635,700       6,131,552
                                    -----------     -----------     -----------     -----------

----------
a = Less than ($0.01) per share


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM INCEPTION (JUNE 27, 2006)
                            THROUGH NOVEMBER 30, 2009
                                   (unaudited)

                                                                                       Deficit
                                                                                     Accumulated
                                                    Common Stock                     During the
                                                 ------------------     Paid in      Development      Total
                                                 Shares      Amount     Capital         Stage        Equity
                                                 ------      ------     -------        -------       ------
                                                    #           $          $              $             $
INCEPTION JUNE 27, 2006

Common stock issued  to Directors              5,500,000         550      4,931                        5,481
for cash June 27, 2006 @$0.001                        --
 per share

Net loss for the period from Inception
 (June 27, 2006) to May 31, 2007                                                       (1,664)        (1,664)
                                              ----------      ------    -------      --------       --------
BALANCE MAY 31, 2007                           5,500,000         550      4,931        (1,664)         3,817

Common stock issued for cash on
 March 31, 2008 @ $0.025 per share
 (par value $0.0001)                           1,886,400         189     46,971                       47,160

Net loss for the year ended May 31, 2008                                               (3,031)        (3,031)
                                              ----------      ------    -------      --------       --------
BALANCE MAY 31, 2008                           7,386,400         739     51,902        (4,695)        47,946

Common stock issued for cash on
 May 22, 2009 @ $0.04 per share
 (par value $0.0001)                             249,300          25      9,947                        9,972

Net loss for the year ended May 31, 2009                                              (45,443)       (45,443)
                                              ----------      ------    -------      --------       --------

BALANCE MAY 31, 2009                           7,635,700         764     61,849       (50,138)        12,475

Net loss for the period                                                                (9,289)        (9,289)
                                              ----------      ------    -------      --------       --------

BALANCE NOVEMBER 30, 2009                      7,635,700         764     61,849       (59,427)         3,186
                                              ==========      ======    =======      ========       ========


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
          FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008
                  AND CUMULATIVE FROM INCEPTION (JUNE 27, 2006)
                            THROUGH NOVEMBER 30, 2009
                                   (unaudited)

                                                                                         June 27, 2006
                                                           Six months ended             (Inception) To
                                                              November 30,                November 30,
                                                        2009               2008               2009
                                                      --------           --------           --------
OPERATING ACTIVITIES
  Net (Loss)                                          $ (9,289)          $(31,163)          $(59,427)
  Adjustments to Reconcile Net Loss to
   Net Cash Used by Operating Activities
     Depreciation and amortization expense               1,505                643              3,230
     Accrued Liability                                  (2,750)                --                 --
     Accounts Payable                                    3,580                 --              3,580
                                                      --------           --------           --------
Net Cash (Used) by Operating Activities                 (6,954)           (30,520)           (52,617)
                                                      --------           --------           --------

INVESTING ACTIVITIES
  Video Production                                          --             (4,500)            (4,500)
  Web site Construction                                     --               (500)            (4,526)
                                                      --------           --------           --------

Net cash used by investing activities                       --             (5,000)            (9,026)
                                                      --------           --------           --------

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                    --                 --             62,613
                                                      --------           --------           --------
Cash Provided by Financing Activities                       --                 --             62,613
                                                      --------           --------           --------

Net Increase in Cash                                    (6,954)           (35,520)               971

Cash, Beginning of Period                                7,925             46,705                 --
                                                      --------           --------           --------

Cash, End of Period                                   $    971           $ 11,185           $    971
                                                      ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                                  --                 --                 --
                                                      ========           ========           ========
  Income Taxes                                              --                 --                 --
                                                      ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                             EASY CD YEARBOOK, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2009


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at November 30, 2009 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2009 audited financial statements. The results of operations for the periods ended November 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

RESULTS OF OPERATIONS

This quarter, for the first time, we posted revenues of $499 from the sale of our software.

Our company posted losses of $4,113 for the three months and $9,289 for the six months ended November 30, 2009, compared to $3,404 for the three months and $31,163 for the six months ended November 30, 2008.

The principal components of the losses for the three months ended November 30, 2009 and 2008 were general and administrative expenses of $120 and $421, depreciation and amortization of $752 and $523, filing fees of $240 and $1,210, professional fees of $3,500 and $1,250, respectively.

The principal components of the losses for the six months ended November 30, 2009 and 2008 were general and administrative of $526 and $1,121, depreciation and amortization of $1,505 and $643, filing fees of $757 and $2,212, professional fees of $7,000 and $27,187, respectively.

From inception to November 30, 2009 we have incurred losses of $59,427.

Since inception, we have sold 7,635,700 shares of common stock to our stockholders.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this continue for the foreseeable future. At November 30, 2009, we had working capital of $971 compared to $11,185 at November 30, 2008. We opened the first quarter of 2009 with approximately $904 in cash. As of the date hereof, we have approximately $971.

Because we have not generated any significant revenue from our business, and currently have a budgeted shortfall of approximately $57,516, we will need to raise significant, additional funds for the future development of our business and to respond to unanticipated requirements or expenses. Our current cash balances will be extinguished within the next quarter provided we do not have any unanticipated expenses. Our ability to successfully develop our product and to eventually produce and sell it to generate operating revenues also depends on our ability to obtain the necessary financing to implement our business plan. Given that we have no operating history, no revenues and only losses to date, we may not be able to achieve this goal, and if this occurs we will not be able to pay our development and marketing costs and we may go out of business. We may need to issue additional equity securities in the future to raise the necessary funds. We do not currently have any arrangements for additional financing and we can provide no assurance to investors we will be able to find such financing if further funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our planned video program and our business model. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. The resale of shares by our existing shareholders pursuant to this prospectus may result in significant downward pressure on the price of our common stock and cause negative impact on our ability to sell additional equity securities. Obtaining loans will increase our liabilities and future cash commitments, and there can be no assurance that we will even have sufficient funds to repay our future indebtedness or that we will not default on our future debts if we were able to even obtain loans.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of November 30, 2009, we have carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of November 30, 2009, our Company's disclosure controls and procedures were effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

                                       EASY CD YEARBOOK, INC.


Date: December 15, 2009                By /s/ Almaymoon Mawji
                                          --------------------------------------
                                          Almaymoon Mawji,
                                          President, Treasurer and Director
                                          (Principal Executive and Principal
                                          Financial and Accounting Officer)