Form 10-Q
period 2010-02-28
VizStar, Inc.
filed 2010-04-14
CIK 1436089

UNITED STATESSECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended February 28, 2010
                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________ to _____________

                        Commission File Number 000-52796

                                  VIZSTAR, INC.
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

                                 (702) 441-0703
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] YES [X] NO

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

122,171,200 common shares issued and outstanding as of April 12, 2010.

                                  VIZSTAR, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                     FOR THE PERIOD ENDING FEBRUARY 28, 2010

                                TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION.............................................   3

ITEM 1.  FINANCIAL STATEMENTS...............................................   3

           BALANCE SHEETS...................................................   3

           STATEMENTS OF OPERATIONS.........................................   4

           STATEMENTS OF STOCKHOLDERS' EQUITY...............................   5

           STATEMENTS OF CASH FLOWS.........................................   6

           NOTES TO FINANCIAL STATEMENTS....................................   7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........   8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........  11

PART II - OTHER INFORMATION.................................................  12

ITEM 1.  LEGAL PROCEEDINGS..................................................  12

ITEM 1A. RISK FACTORS.......................................................  12

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS........  12

ITEM 4.  [REMOVED AND RESERVED].............................................  12

ITEM 5.  OTHER INFORMATION..................................................  12

ITEM 6.  EXHIBITS...........................................................  12

SIGNATURES .................................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VIZSTAR, INC.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                      Februray 28,          May 31,
                                                                          2010               2009
                                                                        --------           --------
                                                                      (unauditied)         (audited)
ASSETS

Current Assets
  Cash                                                                  $    871           $  7,925
                                                                        --------           --------

      Total Current Assets                                                   871              7,925
                                                                        --------           --------

Fixed Assets
  Website, net of accumulated amortization                                 5,044              7,300
                                                                        --------           --------

Total Assets                                                            $  5,914           $ 15,225
                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                 $  5,799           $  2,750
                                                                        --------           --------
      Total Current Liabilities                                            5,799              2,750
                                                                        --------           --------

Total Liabilities                                                          5,799              2,750
                                                                        --------           --------

Stockholders' Equity
  Preferred Stock, authorized 50,000,000 shares, par value $0.0001
  Preferred Stock, issued and outstanding is 0
  Common Stock, authorized 2,400,000,000 shares, par value $0.0001
   Issued and outstanding on February 28, 2010 is 122,171,200             12,217             12,217
  Additional Paid in Capital                                              50,396             50,396
  Deficit Accumulated During the Development Stage                       (62,497)           (50,138)
                                                                        --------           --------

      Total Stockholders' Equity                                             116             12,475
                                                                        --------           --------


Total Liabilities and Stockholders' Equity                              $  5,914           $ 15,225
                                                                        ========           ========


    The accompanying notes are an integral part of these financial statements

                                  VIZSTAR, INC.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009,
                  AND CUMULATIVE FROM INCEPTION (JUNE 27, 2006)
                            THROUGH FEBRUARY 28, 2010
                                   (unaudited)

                                                                                                       June 27, 2006
                                          Three Months Ended                Nine Months Ended          (Inception) To
                                             February 28,                      February 28,             February 28,
                                        2010             2009             2010             2009             2010
                                    ------------     ------------     ------------     ------------     ------------
Revenue                             $         --     $         --     $        499     $         --     $        499

Expenses
  Website Development                         --               --               --               --            2,750
  Depreciation and amortization              752              524            2,257            1,167            3,982
  Organzation Cost                            --               --               --               --              187
  General and Administrative                 100              932              626            2,054            3,856
  Filing Fees                                210               --              967            2,212            4,313
  Professional Fees                        2,009            7,171            9,009           34,358           47,908
                                    ------------     ------------     ------------     ------------     ------------
Loss before income taxes                   3,071            8,627           12,858           39,790           62,996
Provision for Income Taxes                    --               --               --               --               --
                                    ------------     ------------     ------------     ------------     ------------

Net (Loss)                          $     (3,071)    $     (8,627)    $    (12,359)    $    (39,790)    $    (62,497)
                                    ============     ============     ============     ============     ============

Basic and Diluted (Loss)
 per Common Shares                             a                a                a                a
                                    ------------     ------------     ------------     ------------

Weighted Average Number of
 Common Shares                       122,171,200      118,182,400      122,171,200      118,182,400
                                    ------------     ------------     ------------     ------------


   The accompanying notes are an integral part of these financial statements.

                                  VIZSTAR, INC.
                          (A Development Stage Company)

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM INCEPTION (JUNE 27, 2006)
                            THROUGH FEBRUARY 28, 2010
                                   (unaudited)

                                                                                       Deficit
                                                                                     Accumulated
                                                    Common Stock                     During the
                                                 ------------------     Paid in      Development      Total
                                                 Shares      Amount     Capital         Stage        Equity
                                                 ------      ------     -------        -------       ------
                                                    #           $          $              $             $
INCEPTION JUNE 27, 2006

Common stock issued  to Directors
for cash June 27, 2006 @ $0.001
per share                                     88,000,000       8,800     (3,319)                       5,481

Net loss for the period from
Inception (June 27, 2006) to
 May 31, 2007                                                                           (1,664)       (1,664)
                                            ------------     -------    -------       --------      --------
BALANCE MAY 31, 2007                          88,000,000       8,800     (3,319)        (1,664)        3,817

Common stock issued for cash on
March 31, 2008 @ $0.025 per share
(par value $0.0001)                           30,182,400       3,018     44,142                       47,160

Net loss for the year ended May 31, 2008                                                (3,031)       (3,031)
                                            ------------     -------    -------       --------      --------
BALANCE  MAY 31, 2008                        118,182,400      11,818     40,823         (4,695)       47,946

Common stock issued for cash on
May 22, 2009  @ $0.04 per share
(par value $0.0001)                            3,988,800         399      9,573                        9,972

Net loss for the year ended May 31, 2009                                               (45,443)      (45,443)
                                            ------------     -------    -------       --------      --------
BALANCE MAY 31, 2009                         122,171,200      12,217     50,396        (50,138)       12,475

Net loss for the period                                                                (12,359)      (12,359)
                                            ------------     -------    -------       --------      --------

BALANCE FEBRURAY 28, 2010                    122,171,200      12,217     50,396        (62,497)          116
                                            ============     =======    =======       ========      ========


   The accompanying notes are an integral part of these financial statements.

                                  VIZSTAR, INC.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009
                  AND CUMULATIVE FROM INCEPTION (JUNE 27, 2006)
                            THROUGH FEBRUARY 28, 2010
                                   (unaudited)

                                                                                            June 27, 2006
                                                             Nine Months Ended             (Inception) To
                                                                February 28,                 February 28,
                                                          2010               2009               2010
                                                        --------           --------           --------
OPERATING ACTIVITIES
  Net (Loss)                                            $(12,359)          $(39,790)          $(62,497)
  Adjustments To Reconcile Net Loss To
   Net Cash Used By Operating Activities
     Depreciation and amortization expense                 2,257                643              3,982
     Accrued Liability                                    (2,750)                --                 --
     Accounts Payable                                      2,299                 --              2,299
                                                        --------           --------           --------
Net Cash (Used) by Operating Activities                  (10,554)           (39,147)           (56,217)
                                                        --------           --------           --------
INVESTING ACTIVITIES
  Video Production                                            --             (4,500)            (4,500)
  Web site Construction                                       --               (500)            (4,526)
                                                        --------           --------           --------
Net cash used by investing activities                         --             (5,000)            (9,026)
                                                        --------           --------           --------
FINANCING ACTIVITIES
  Proceeds from loan from Director                         3,500                 --              3,500
  Proceeds from issuance of common stock                      --                 --             57,132
                                                        --------           --------           --------
Cash Provided by Financing Activities                      3,500                 --             60,632
                                                        --------           --------           --------

Net Increase in Cash                                      (7,054)           (44,147)            (4,610)

Cash, Beginning of Period                                  7,925             46,705              5,481
                                                        --------           --------           --------

Cash, End of Period                                     $    871           $  2,558           $    871
                                                        ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
  Interest                                              $     --           $     --           $     --
                                                        ========           ========           ========
  Income Taxes                                          $     --           $     --           $     --
                                                        ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                                  VIZSTAR, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 28, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at February 28, 2010 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2009 audited financial statements. The results of operations for the periods ended February 28, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - MERGER, CHANGE OF NAME AND FORWARD STOCK SPLIT

On January 28, 2010, the Company implemented a 16 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of January 28, 2010. As a result of the split, each holder of record on the record date automatically received 15 additional shares of the Company's common stock. After the split, the number of shares of common stock issued and outstanding were 122,171,200 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

January 28, 2010, we have changed our name from "Easy CD Yearbook, Inc." to "VizStar, Inc.", by way of a merger with our wholly owned subsidiary VizStar, Inc., which was formed solely for the change of name.

NOTE 4 - RELATED PARTY LOANS

On December 2, 2009, the Company's President, Treasurer and Director, loaned $3,500 to the Company. The loan is unsecured, non-interest bearing, and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: establishing a website for the sale of our product, competition, promotional costs and our ability to earn revenue. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

References in this Form 10-Q to "we", "us", "our", the "Company" and "Vizstar" refers to VizStar, Inc. unless otherwise noted.

GENERAL OVERVIEW AND BUSINESS DEVELOPMENT OVER THE LAST THREE YEARS

We were incorporated in the state of Nevada on June 27, 2006 under the name "Easy CD Yearbook, Inc.". Our offices are currently located at 5348 Vegas Dr., Suite 112, Las Vegas, NV 89108 USA. Our telephone number is (702) 441-0703.

Effective January 28, 2010, we effected a one (1) old for 16 new forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 150,000,000 to 2,400,000,000 shares of common stock with a par value of $0.0001 and the issued and outstanding increased from 7,635,700 shares of common stock to 122,171,200 shares of common stock with a par value of $0.0001.

Also effective, January 28, 2010, we changed our name from "Easy CD Yearbook, Inc." to "VizStar, Inc.", by way of a merger with our wholly owned subsidiary VizStar, Inc., which was formed solely for the change of name.

The  change  of  name  and  forward  stock  split  became   effective  with  the
Over-the-Counter Bulletin Board at the opening for trading on March 30, 2010 under the new stock symbol "VIZS". Our new CUSIP number is 92856X 109.

Since  incorporation,  we have  not made any  significant  purchases  or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations. Our company has never declared bankruptcy, has never been in receivership, and has never been involved in any legal action or proceedings.

Since incorporation to our quarter ended February 28, 2010, we were in the business of creating electronic yearbooks to offer schools and clubs as an alternative to their traditional printed yearbook. Subsequent to our quarter ended February 28, 2010, our management has been analyzing the various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2010 AND 2009

Our operating results for the three months ended February 28, 2010 and 2009 and the changes between those periods for the expenses are summarized as follows:

                                                                Change Between
                                                                  Three Month
                                                                 Period Ended
                              Three Months    Three Months     February 28, 2010
                                 Ended           Ended               and
                               February 28,    February 28,       February 28,
                                  2010            2009               2009
                                --------        --------           --------
Revenue                         $    Nil        $    Nil           $    Nil
Depreciation and amortization        752             524                228
General and administrative           100             932               (832)
Filing fees                          200             Nil                200
Professional Fees                  2,009           7,171             (5,162)
                                --------        --------           --------
Net loss for the period         $ (3,071)       $ (8,627)          $ (5,556)
                                ========        ========           ========


Our operating expenses for the three month period ended February 28, 2010 were $3,071 compared to operating expenses of $8,627 for the three months ended February 28, 2009. The decrease in net losses $5,556 or 64% was primarily due to a decrease in professional fees and general and administrative expenses

NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009

Our operating results for the Nine months ended February 28, 2010 and 2009 and the changes between those periods for the expenses are summarized as follows:

                                                                Change Between
                                                                  Nine Month
                                                                 Period Ended
                              Three Months    Three Months     February 28, 2010
                                 Ended           Ended               and
                               February 28,    February 28,       February 28,
                                  2010            2009               2009
                                --------        --------           --------

Revenue                         $    Nil        $    Nil           $    Nil
Depreciation and amortization      2,257           1,167              1,090
General and administrative           626           2,054             (1,428)
Filing fees                          967           2,212             (1,245)
Professional Fees                  9,009          34,358            (25,349)
                                --------        --------           --------
Net loss for the period         $(12,359)       $(39,790)          $(27,431)
                                ========        ========           ========


Our operating expenses for the nine month period ended February 28, 2010 were $12,359 compared to operating expenses of $39,790 for the nine months ended February 28, 2009. The decrease in net losses $27,431 or 69% was primarily due to a decrease in filing fees, professional fees and general and administrative expenses.

REVENUES

Over the next 12 months, we do not anticipate generating any revenue and we expect our operating losses to be approximately $50,000.

LIQUIDITY AND FINANCIAL CONDITION

As of February 28, 2010, our total current assets were $871, and our total current liabilities were $5,799 and we had a working capital deficit of $4,928. Our financial statements report a net loss of $12,359 for the nine months ended February 28, 2010, and a net loss of $62,497 for the period from June 27, 2006 (date of inception) to February 28, 2009.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through equity offerings and loan transactions. During the nine months ended February 28, 2010, we received a loan of $3,500 from a director of our company.

CASH FLOWS

                                                              As at
                                                           February 28,
                                                     2010               2009
                                                   --------           --------
Net Cash (Used) by Operating Activities            $(10,554)          $(39,147)
Net Cash Used by Investing Activities              $    Nil           $ (5,000)
Net Cash Provided by Financing Activities          $  3,500           $    Nil
                                                   --------           --------
DECREASE IN CASH DURING THE PERIOD                 $ (7,054)          $(44,147)
                                                   ========           ========

WORKING CAPITAL
                                                      At                 At
                                                  February 28,         May 31,
                                                     2010               2009
                                                   --------           --------
Current assets                                     $    871           $  7,925
Current liabilities                                   5,799              2,750
                                                   --------           --------
Working capital                                    $ (4,928)          $  5,175
                                                   ========           ========

Our net loss from  inception  (June 27,  2006)  through  February  28,  2010 was
$62,497.

CONTRACTUAL OBLIGATIONS

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

INFLATION

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

BASIS OF ACCOUNTING

Our company's financial statements are prepared using the accrual method of accounting. Our company has elected a May 31 fiscal year end.

EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Our company has adopted the provisions of SFAS No. 128 effective June 27, 2006 (inception).

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

CASH AND CASH EQUIVALENTS

Our company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

GOING CONCERN CONSIDERATION

Our independent auditors included an explanatory paragraph in their report on our audited financial statements for the year ended May 31, 2009, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. The accompanying financial statements do not include any adjustments that might be necessary if our Company is unable to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer and our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of February 28, 2010, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Pursuant to Rule 601 of Regulation SK, the following exhibits are included herein or incorporated by reference.

Exhibit                                Description
-------                                -----------

(3)       ARTICLES OF INCORPORATION AND BYLAWS

3.1       Certificate  of  Incorporation   (incorporated  by  reference  to  our
          registration statement on Form S-1, filed on June 25, 2008).

3.2 Bylaws (incorporated by reference to our registration statement on Form S-1, filed on June 25, 2008).

(31)      SECTION 302 CERTIFICATIONS

31.1*     Certification  pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002.

(32)      SECTION 906 CERTIFICATION

32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               VIZSTAR, INC.


                               /s/ Almaymoon Mawji
                               -------------------------------------------------
                               Almaymoon Mawji
                               President, Treasurer and Director
                               (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

                               Date: April 14, 2010