Form 10-K
period 2010-05-31
VizStar, Inc.
filed 2010-09-16
CIK 1436089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

Commission File Number: 000-53448

VIZSTAR, INC. (formerly EASY CD YEARBOOK, INC.)
(Exact name of registrant as specified in its charter)

Nevada	98-0507524
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Celestial Jets Inc., 224 Fifth Avenue, Fourth Floor, New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 434-0030

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined inRule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The issuer’s revenues for its most recent fiscal year were $-0-

The aggregate market value of the voting and non-voting common equity held by non-affiliates could not be computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter as there was no average bid or ask price for the registrant’s common equity, as of the last business day of the registrant’s most recent second fiscal quarter.

The number of shares of the issuer’s common stock issued and outstanding as of September 10, 2010 was 66,500,067 shares.

Documents Incorporated By Reference: None

TABLE OF CONTENTS

EXPLANATORY NOTE

ON JUNE 11, 2010, WE FILED A FORM 8-K TO REPORT A CHANGE IN CONTROL AND A CHANGE IN OUR PLAN OF OPERATION.  AS THIS REPORT COVERS THE FISCAL YEAR ENDED MAY 31, 2010, A GOOD DEAL OF THE INFORMATION HAS BEEN SUPERSEDED BY THE FORM 8-K FILED ON JUNE 11, 2010.  INVESTORS ARE URGED TO READ AND UNDERSTAND ALL OF OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION PRIOR TO MAKING ANY INVESTMENT DECISIONS ABOUT THE COMPANY OR ITS SECURITIES.

PART I

ITEM 1. BUSINESS.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to VizStar, Inc. (formerly, Easy CD Yearbook, Inc.), a Nevada corporation, unless the context otherwise indicates.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, and results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

CORPORATE BACKGROUND

We were incorporated in the state of Nevada on June 27, 2006. At May 31, 2010, our offices were located at 5348 Vegas Dr., Suite 112, Las Vegas, NV 89108 USA. Our telephone number was (702) 441-0703.

At May 31, 2010, we had two executive officers who also serve as our directors. Mr. AlmaymoonMawji, our President, Treasurer and a Director, resides in Calgary, Alberta, Canada. He has nine years of experience as vice president of sales and enrolment for a child learning center in Calgary. He also serves as a director for a Calgary company that owns the rights to sell services of a broadband Internet phone company. Mr. ZahiraliKaba, our Secretary and a Director, resides in Tanzania. For the last eight years, Mr. Kaba has served as a partner of a mining company of gemstones and other precious stones located in Tanzania

We are a development stage company that has no revenue and has had limited operations to date. From June 27, 2006 (inception) to May 31, 2010, we incurred accumulated net losses of $68,249. Based on our financial history since inception, our independent auditor has expressed doubt as to our ability to continue as a going concern.

PRINCIPAL PRODUCT

For the year ended, May 31, 2010, we were attempting to marketing software that enables schools, clubs and organizations to produce their own multimedia yearbook. A multimedia yearbook is a CD/DVD that contains video, photos, audio and text that is PC and Mac compatible, which we believe can serve as an inexpensive replacement or supplement to a traditional printed yearbook.

We have entered into an agreement with third party firm to develop the site framework that will be implemented in our website. Total cost for the web development is $5,500 of which we paid in full. On July 7, 2009 the third party contractor finished developing our website and it is now ready for commercial use and available at ww.easycdyearbook.com.

ON JUNE 11, 2010, WE FILED A FORM 8-K TO REPORT A CHANGE IN CONTROL AND A CHANGE IN OUR PLAN OF OPERATION.  AS THIS REPORT COVERS THE FISCAL YEAR ENDED MAY 31, 2010, A GOOD DEAL OF THE INFORMATION HAS BEEN SUPERSEDED BY THE FORM 8-K FILED ON JUNE 11, 2010.  INVESTORS ARE URGED TO READ AND UNDERSTAND ALL OF OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION PRIOR TO MAKING ANY INVESTMENT DECISIONS ABOUT THE COMPANY OR ITS SECURITIES.

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

CANADA

According to a Canada e-Book made available by Statistics Canada, Canada’s National Statistical Agency, in 1999-2000, there were 16,024 elementary and secondary schools in Canada, only 4% of which had enrolments of 1,000 students or more (we do not currently have up to date information regarding the current number of schools in Canada).

We plan to concentrate our marketing efforts primarily to elementary and high schools. These marketing efforts will be geared toward attracting elementary schools seeking an inexpensive substitute to the printed yearbook, and to high schools seeking an inexpensive multimedia supplement to their traditional yearbook. See “Marketing and Sales Strategy” below.

COMPETITION AND COMPETITIVE STRATEGY

We are aware of approximately 12 companies that sell proprietary designated software to publish a multimedia yearbook in North America, such as Yeardisk Creator by Yeardisk, Digital Journey by Digital Journey LLC, and Dynamic Memories by Interactive Software Designs. These companies currently dominate the online multimedia yearbook market and we expect them to remain the dominant market participants for the foreseeable future. Generally, these types of software programs offered by our competitors automatically create yearbook templates that can be tailored to each school’s project.

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

MARKETING & SALES STRATEGY

Once we complete the development and production of our product, we plan to focus our marketing efforts in North America. Our management, particularly our President, AlmaymoonMawji, who has nine years of experience as vice president of sales and enrollment with a child learning center in Calgary, will be responsible for executing our marketing plan. Our target market is K-12 schools in North America.

Our marketing efforts will be directed toward building a network of relationships with schools and clubs in North America. We will emphasize how our video program can be an inexpensive replacement or supplemental to the traditional printed yearbook, as well as a “green,” or environmentally-friendly, alternative to the printed yearbook.

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

Branding: While it may initially be difficult for a start-up company to establish a consumer brand name, we realize the critical importance of making “POWERED BY EASY CD YEARBOOK” a symbol of quality in the marketplace. We will insure wherever possible that this critical “branding experience” will appear on all of our services and web pages.

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

FACILITIES

At May 31, 2010, we maintained our corporate office at 5348 Vegas Dr., Suite 112, Las Vegas, NV 89108 USA. This is the same address that our agent for service of process, EastBiz.com, Inc., uses. This location is a virtual office that we maintain for $75 per month pursuant to a lease with INC Management, a company affiliated with EastBiz.com, Inc., which provides us with a mailing address forcommunications, a contact phone number as well as secretarial and administrative services should we need it. We may terminate the lease arrangement upon 30-days’ written notice to INC Management. Our executive officers, Mr. Mawji and Mr. Kaba, do not work from this location, but operate from their respective residences in Canada and Tanzania at no charge to us. We have designated the virtual office as our corporate office in order to establish a business presence in North America, where we plan to offer our products, and to provide our future customers with a convenient way to communicate with us. We believe that this virtual office space is currently sufficient for our purposes and we expect it to be sufficient until we commence full operations.

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

We are not currently a reporting company, but upon effectiveness of the registration statement of which this prospectus forms a part, we will be required to file reports with the SEC pursuant to the Securities Exchange Act of 1934, as amended. These reports include annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. You may obtain copies of these reports from the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3p.m. or on the SEC’s website, at www.sec.gov. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We will also make these reports available on our website.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We currently maintain our corporate offices c/o INC Management, 5348 Vegas Dr., Suite 112, Las Vegas, NV 89108.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year ending May 31, 2010, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise, except effective January 28, 2010, we effected a one (1) old for 16 new forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital increased from 150,000,000 to 2,400,000,000 shares of common stock with a par value of $0.0001 and the issued and outstanding increased from 7,635,700 shares of common stock to 122,171,200 shares of common stock with a par value of $0.0001.  Also effective, January 28, 2010, we have changed our name from “Easy CD Yearbook, Inc.” to “VizStar, Inc.”, by way of a merger with our wholly owned subsidiary VizStar, Inc., which was formed solely for the change of name.

ON JUNE 11, 2010, WE FILED A FORM 8-K TO REPORT A CHANGE IN CONTROL AND A CHANGE IN OUR PLAN OF OPERATION.  AS THIS REPORT COVERS THE FISCAL YEAR ENDED MAY 31, 2010, A GOOD DEAL OF THE INFORMATION HAS BEEN SUPERSEDED BY THE FORM 8-K FILED ON JUNE 11, 2010.  INVESTORS ARE URGED TO READ AND UNDERSTAND ALL OF OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION PRIOR TO MAKING ANY INVESTMENT DECISIONS ABOUT THE COMPANY OR ITS SECURITIES.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since October 28, 2008 under the ticker symbol EZCD.OB. On March 30, 2010, our symbol changed to VIZS in connection with our name change and 16:1 forward split.  There has been no active trading in the Company’s securities and there have been no high or low bid prices quoted.

HOLDERS

We had 54 holders of record of our common stock as of September 10, 2010.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

Following is certain information concerning certain securities which we sold or issued in a month within the fourth quarter of the fiscal year covered by the report without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on exemption(s) from such registration requirements, which was not previously included in reports we filed with the SEC.

On May 22, 2009, we issued and sold 249,300 restricted shares of our common stock for a gross purchase price of US $9,972, or a purchase price of $0.04 per share.

ON JUNE 11, 2010, WE FILED A FORM 8-K TO REPORT A CHANGE IN CONTROL AND A CHANGE IN OUR PLAN OF OPERATION.  AS THIS REPORT COVERS THE FISCAL YEAR ENDED MAY 31, 2010, A GOOD DEAL OF THE INFORMATION HAS BEEN SUPERSEDED BY THE FORM 8-K FILED ON JUNE 11, 2010.  INVESTORS ARE URGED TO READ AND UNDERSTAND ALL OF OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION PRIOR TO MAKING ANY INVESTMENT DECISIONS ABOUT THE COMPANY OR ITS SECURITIES.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

We have not repurchased any shares of our common stock during the fiscal year ended May 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Certain statements contained in this Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Easy CD Yearbook, Inc. And the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

PLAN OF OPERATION

ON JUNE 11, 2010, WE FILED A FORM 8-K TO REPORT A CHANGE IN CONTROL AND A CHANGE IN OUR PLAN OF OPERATION.  AS THIS REPORT COVERS THE FISCAL YEAR ENDED MAY 31, 2010, A GOOD DEAL OF THE INFORMATION HAS BEEN SUPERSEDED BY THE FORM 8-K FILED ON JUNE 11, 2010.  INVESTORS ARE URGED TO READ AND UNDERSTAND ALL OF OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION PRIOR TO MAKING ANY INVESTMENT DECISIONS ABOUT THE COMPANY OR ITS SECURITIES.

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

During the fourth quarter of our fiscal year we have completed the development of our product and it is ready for sale. We purchased a hosting account and SSL certificate from Host Gator to host our website. We have entered into an agreement with third party firm to develop the site framework that will be implemented in our website. Total cost for the web development is $5,500 of which we paid in full. On July 7, 2009 the third party contractor finished developing our website and it is ready for commercial use and now available at www.easycdyearbook.com.

We entered into an agreement with PayPal to act as our online credit card gateway, PayPal has no monthly, set-up or cancellation fees. PayPal fees are as follow:

Monthly Income	Per Transaction

$0.00 USD - $3,000.00 USD	2.9% + $0.30 USD
$3,000.01 USD - $10,000.00 USD	2.5% + $0.30 USD
$10,000.01 USD - $100,000.00 USD	2.2% + $0.30 USD
> $100,000.00 USD	1.9% + $0.30 USD

RESULTS OF OPERATIONS

For the year ended May 31, 2010, we had sales of $499 compared to $0 for the year ended May 31, 2010.

For the year ended May 31, 2010, we posted losses of $18,111 compared to $45,443 for the year ended May 31, 2009. The principal components of the losses for the year ended May 31, 2010 were professional fees of $14,009, filing fees of $967, depreciation and amortization of $3,008 and general and administrative fees of $626.

From inception to May 31, 2009 we incurred losses of $68,249.

At May 31, 2010, our net cash balance is approximately $871. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Since inception, we have sold 122,171,200 shares of common stock (post forward stock split) to our stockholders.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We expect this continue for the foreseeable future. At May 31, 2010, we had negative working capital of $9,928 compared to positive working capital of $5,175 at May 31, 2009. We opened the first fiscal quarter of 2009 with approximately $7,925 in cash. As of the date hereof, we have approximately $871.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

ofVizStar, Inc.:

We have audited the accompanying balance sheets of VizStar, Inc. (a Nevada corporation in the development stage) as of May 31, 2010 and 2009, and the related statement of operations, stockholders’ equity, and cash flows for the years ended May 31, 2010 and 2009, and from inception (June 27, 2006) through May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VizStar, Inc. as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended May 31, 2010 and 2009, and from inception (June 27, 2006) through May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of May 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 6 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC
Weinberg & Baer LLC
Baltimore, Maryland
September 14, 2010

VIZSTAR, INC.

(A Development Stage Company)
BALANCE SHEETS

	May 31,	May 31,
	2010	2009
ASSETS

Current Assets
Cash	$871	$7,925

Total Current Assets	871	7,925

Fixed assets, net of accumulated amortization of $3,982 and $1,726, respectively	4,292	7,300

Total Assets	$5,163	$15,225

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$—	$2,750
Loans from related parties - Directors and stockholders	10,799	—

Total Current Liabilities	10,799	2,750

Total Liabilities	10,799	2,750

Stockholders’ Equity
Preferred Stock, par value $0.0001, 50,000,000 shares authorized, no shares issued and outstanding

Common Stock, par value $0.0001, 2,400,000,000 shares authorized, 122,171,200 issued and outstanding	12,217	12,217
Additional Paid in Capital	50,396	50,396

Deficit Accumulated During the Development Stage	(68,249)	(50,138)

Total Stockholders’ Equity	(5,636)	12,475

Total Liabilities and Stockholders’ Equity	$5,163	$15,225

The accompanying notes are an integral part of these financial statements.

VIZSTAR, INC.

 (A Development Stage Company)
STATEMENTS OF OPERATIONS

			June 27, 2006
	Year Ended		(Inception) To
	May 31,		May 31,
	2010	2009	2010

Revenue	$499	$—	$499

Expenses
Website Development	—	2,750	2,750
Depreciation and amortization	3,008	1,690	4,734
Organzation Cost	—	—	187
General and Administrative	626	2,274	3,856
Filing Fees	967	2,871	4,313
Professional Fees	14,009	35,858	52,908

Loss before income taxes	18,111	45,443	68,249

Provision for Income Taxes	—	—	—

Net (Loss)	$(18,111)	$(45,443)	$(68,249)

Basic and Diluted
(Loss) per Common Shares	$(0.00)	$(0.00)

Weighted Average
Number of Common Shares	122,171,200	118,280,752

The accompanying notes are an integral part of these financial statements.

VIZSTAR, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

				Deficit
				Accumulated
				During the
	Common Stock		Paid in	Development	Total
	Shares*	Amount*	Capital*	Stage	Equity
	#	$	$	$	$
Inception June 27, 2006

Common stock issued to Directors	88,000,000	8,800	(3,319)		5,481
For cash June 27, 2006 @$0.001 Per Share					—

Net loss for the period from
Inception (June 27, 2006) to				(1,664)	(1,664)
Balance May 31, 2007	88,000,000	8,800	(3,319)	(1,664)	3,817

Common stock issued for cash on March 31, 2008 @ $0.025 per share (par value $0.0001)	30,182,400	3,018	44,142		47,160

Net loss for the year ended May 31, 2008				(3,031)	(3,031)
Balance May 31, 2008	118,182,400	11,818	40,823	(4,695)	47,946

Common stock issued for cash on May 22, 2009 @ $0.04 per share (par value $0.0001)	3,988,800	399	9,573		9,972

Net loss for the year ended May 31, 2009				(45,443)	(45,443)
Balance May 31, 2009	122,171,200	12,217	50,396	(50,138)	12,475

Net loss for the year ended May 31, 2010				(18,111)	(18,111)
Balance May 31, 2010	122,171,200	12,217	50,396	(68,249)	(5,636)

* Post forward stock split

The accompanying notes are an integral part of these financial statements.

VIZSTAR, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			June 27, 2006
	Year Ended		(Inception) To
	May 31,		May 31,
	2010	2009	2010

Operating Activities
Net (Loss)	$(18,111)	$(45,443)	$(68,249)
Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Depreciation and amortization expense	3,008	1,690	4,734
Accounts payable and accrued expenses	(2,750)	2,750	—
Net Cash (Used) by Operating Activities	(17,853)	(41,002)	(63,515)

INVESTING ACTIVITIES
Video Production	—	(4,500)	(4,500)
Web site Construction	—	(3,250)	(4,526)
Net cash used by investing activities	—	(7,750)	(9,026)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	9,972	62,613
Loans from related parties - Directors and stockholders	10,799	—	10,799
Cash Provided by Financing Activities	10,799	9,972	73,412

Net Increase (Decrease) in Cash	(7,054)	(38,780)	871

Cash, Beginning of Period	7,925	46,705	—

Cash, End of Period	$871	$7,925	$871

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—	$—
Income Taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

VIZSTAR, INC.
 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
May 31, 2010

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

VizStar, Inc. (formerly Easy CD Yearbook, Inc.) was incorporated under the laws of the state of Nevada on June 27, 2006. The Company has limited operations and is considered a development stage company.

As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

NOTE  2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a May 31 fiscal year end.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

Income Taxes

A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance until, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Software Development Costs

Software development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation.  Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method.  Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

Recently issued accounting pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

NOTE  3. INCOME TAXES

The Company uses the liability method , where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of May 31, 2010, the Company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is $68,249 and will expire 20 years from the date the loss was incurred.

As ofMay 31, 2010, deferred tax assets consisted of the following (assuming a 23% tax rate):

Net operating losses	$15,697
Less: valuation allowance	(15,697)

Net deferred tax asset	—

NOTE  4. STOCKHOLDER’S EQUITY

Authorized

The Company is authorized to issue 2,400,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

Issued and Outstanding

On June 27, 2006, the Company issued 88,000,000 common shares (post forward stock split) to its Directors for cash, valued at $ 0.001 per share or $5,481.

Since inception (June 27, 2006) to the year ended May 31, 2008, the Company accepted subscriptions for 30,182,400 common shares (post forward stock split)from 37 investors under a private placement scheduled to close on March 31, 2008. The private placement was not subject to any minimum investment and was priced at $0.025 per share. The Company accepted the subscriptions on various dates throughout the year.

On May 22, 2009, we issued and sold 3,988,800 restricted shares(post forward stock split) of our common stock for a gross purchase price of US $9,972, or a purchase price of $0.04 per share.

Effective January 28, 2010, the Company effected a one (1) old for sixteen (16) new forward stock split of its authorized and issued and outstanding common stock. As a result, the authorized capital increased from 150,000,000 shares to 2,400,000,000 shares of common stock with a par value of $0.0001 and the issued and outstanding common stock increased from 7,635,700 shares of common stock to 122,171,200 shares of common stock with a par value of $0.0001. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

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

As of May 31, 2010, loans from related parties amounted to $10,799, and represented working capital advances from directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

NOTE  6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from inception (June 27, 2006) to May 31, 2010 of $68,249. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is planning to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be successful in these efforts.

NOTE  7. OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has no operating lease commitments or any other commitments.

NOTE  8. ADVERTISING COSTS

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of May 31, 2009

NOTE  9. CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC).

NOTE  10. PROPERTY

The Company does not own or rent any property.  We currently maintain our corporate office at 5348 Vegas Dr., Suite 112, Las Vegas, NV89108USA. This location is a virtual office that we maintain for $75 per month pursuant to a lease with INC Management, a company affiliated with EastBiz.com, Inc., which provides us with a mailing address for communications, a contact phone number as well as secretarial and administrative services should we need it. We may terminate the lease arrangement upon 30-days written notice to INC Management

NOTE  11. SUBSEQUENT EVENT

On June 11, 2010, the Company entered into a Merger Agreement (the “Merger Agreement”) with Celestial Jets, Inc., a New York corporation (“Celestial Jets”). Under the Merger Agreement, Celestial Jets merged (the “merger”) with and into the Company’s wholly owned subsidiary, Celestial Acquisition Corp., for a merger consideration issued to the sole stockholder of Celestial Jets equal to 35,633,584 shares of the Company’s common stock (representing 54.14% of the Company’s outstanding capital stock immediately after the merger) and 16,000,000 Class A Common Stock Purchase Warrants (the “Warrants”). Upon the merger, the name of Celestial Acquisition Corp. became Celestial Jets, Inc. The Warrants are exercisable any time until June 11, 2011 at an exercise price of $0.0001 per share. The Warrants are intended to provide a mechanism for the holder to maintain a 53.85% interest in the Company following the merger and thus may only be exercised if the Company issues additional shares of its common stock to any person on or before June 11, 2011. The merger occurred on June 11, 2010. The Company expects that it will change its name from VizStar, Inc. to Celestial Jets, Inc. in the foreseeable future. A copy of the Merger Agreement is included as an exhibit hereto.

Pursuant to the Merger Agreement, Celestial Jets became a wholly-owned subsidiary of the Company. Moreover, in connection with the Merger Agreement, the Company agreed that two of the three vacant seats on the Company’s Board of Directors may be filled by two new directors chosen by the former shareholder of Celestial Jets. In accordance with the Merger Agreement, Gary Clyburn, Jr. and Sharon Singer have become directors of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Moore and Associates, Chartered (“Moore”) previously served as our independent registered public accounting firm for our fiscal years ended May 31, 2009 and 2008. As disclosed in our Current Report on Form 8-K filed on August 10, 2009, as amended on September 8, 2009, we dismissed Moore and engaged Alan Weinberg CPA as our new auditor on August 7, 2009. On August 27, 2009, the Public Company Accounting Oversight Board (“PCAOB”) revoked Moore’s registration because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a board investigation. On September 3, 2009, we received notification from the SEC stating that, as a result of the revocation of Moore’s registration with the PCAOB, we are required to have our financial statements re-audited by a PCAOB-registered firm for any year previously audited by Moore in order to include such financial statements in our filings with the SEC made on or after August 27, 2009. Accordingly, our current independent registered accounting firm, Alan Weinberg CPA, has re-audited our financial statements for the fiscal years ended May 31, 2009 and 2008, and we have included such re-audited financial statements herein. No changes were made to our financial statements as a result of the re-audit.

Alan Weinberg, CPA is our principal independent accountant. There have not been any changes in or disagreements with accountant on accounting and financial disclosure or any other matter.  Alan Weinberg, CPA formed the firm Weinberg & Baer LLC.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of May 31, 2010, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, our President (Principal Executive Officer) and Treasurer (Principal Accounting Officer). Based upon the results of that evaluation, our management has concluded that, as of May 31, 2010, our Company’s disclosure controls and procedures were not effective and provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

ON JUNE 11, 2010, WE FILED A FORM 8-K TO REPORT A CHANGE IN CONTROL AND A CHANGE IN OUR PLAN OF OPERATION.  AS THIS REPORT COVERS THE FISCAL YEAR ENDED MAY 31, 2010, A GOOD DEAL OF THE INFORMATION HAS BEEN SUPERSEDED BY THE FORM 8-K FILED ON JUNE 11, 2010.  INVESTORS ARE URGED TO READ AND UNDERSTAND ALL OF OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION PRIOR TO MAKING ANY INVESTMENT DECISIONS ABOUT THE COMPANY OR ITS SECURITIES.

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

COMMITTEES OF THE BOARD OF DIRECTORS

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. Nor do we have an audit committee “financial expert.” As such, our entire Board of Directors acts as our audit committee and handles matters related to compensation and nominations of directors.

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

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Our determination of independence of directors is made using the definition of “independent director” contained in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market (“NASDAQ”) , even though such definitions do not currently apply to us because we are not listed on NASDAQ. We have determined that none of our directors currently meet the definition of “independent” as within the meaning of such rules as a result of their current positions as our executive officers.

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

EXECUTIVE COMPENSATION

We have not paid since our inception, nor do we owe, any compensation to our executive officers, Mr. AlmaymoonMawji and Mr. ZahiraliKaba. There are no arrangements pursuant to which our executive officers will be compensated in the future for any services provided as executive officers. We have no employment agreements with either of our executive officers. We do not intend to compensate our executive officers for the foreseeable future. We may compensate them after that time if we have the financial resources to do so.

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

On June 27, 2006, pursuant to the terms of a subscription agreement, we sold 2,500,000 shares of our common stock to Mr. AlmaymoonMawji, our President, Treasurer and Director, for cash payment to us of $0.001 per share, or $2,500 in the aggregate.

On June 27, 2006 pursuant to the terms of a subscription agreement, we sold 3,000,000 shares of our common stock to Mr. ZahiraliKaba, our Secretary and Director, for cash payment to us of $0.001 per share, or $3,000 in the aggregate.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of May 31, 2010 for:

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

The percentage ownership information shown in the table below is calculated based on 7,635,700 shares of our common stock issued and outstanding as of May 31, 2010. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

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

DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to our directors, officers or persons controlling us, we have been advised that it is the Securities and Exchange Commission’s opinion that such indemnification is against public policy as expressed in such act and is, therefore, unenforceable.

CHANGES IN CONTROL

There are no present arrangements or pledges of the Company’s securities, known to management, which may result in a change in control of the Company.

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

DIRECTOR INDEPENDENCE

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” Nevertheless, we believe that Almyamoon Mawji and Zahirali Kaba currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The following is a summary of the fees billed to us by our auditors for professional services rendered for the past two fiscal years:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees	$10,000	$8,000
Audit-Related Fees
Tax Fees	$0	$0
All Other Fees

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements.

POLICY ON PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

We do not have an Audit Committee. Nevertheless, the Company’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
3.3	Certificate of Change of Articles of Incorporation (3)
10.1	Merger Agreement (4)
10.2	Form of Common Stock Purchase Warrant (4)
10.3	Convertible Note dated December 16, 2009 (4)
10.4	Note dated January 4, 2010 (4)
10.5	Employment Agreement with CFO Sharon Singer (4)
10.6	Convertible Promissory Note Issued to Marans Invest & Finance S.A. (4)
10.7	Plan of Merger (4)
10.8	Certificate of Merger (4)
21.1	Subsidiaries of the registrant (4)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to18 U.S.C. §1350 – Section 1350 Certification by CEO
32.2	Certification pursuant to18 U.S.C. §1350 – Section 1350 Certification by CFO
99.1	The Audited Financial Statements of Celestial Jets, Inc. as of December 31, 2009 (4)
99.2	Interim financial statements of Celestial Jets, Inc. for the three months ended March 31, 2010 (4)
99.3	Pro forma financial information (4)

(1)	Attached as Exhibit 3.1 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 25, 2008.
(2)	Attached as Exhibit 3.2 to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on June 25, 2008.
(3)	Attached as Exhibit 3-02 to our Report on Form 8-K, filed with the Securities and Exchange Commission on April 1, 2010.
(4)	Filed as part of our Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2010

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2010
VizStar, Inc.

	By:	/s/ Gary Clyburn, Jr.
Name: Gary Clyburn, Jr.
Title: Chief Executive Officer

	By:	/s/ Sharon Singer
Name: Sharon Singer
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 15, 2010

	By:	/s/ Gary Clyburn, Jr.
Name: Gary Clyburn, Jr.
Title: Chief Executive Officer and Director

	By:	/s/ Sharon Singer
Name: Sharon Singer
Title: Chief Financial Officer and Director